Form 10-Q
period 1994-07-31
GRAPHIC INDUSTRIES INC
filed 1994-09-14
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1994                   Commission File Number 0-12204


                           GRAPHIC INDUSTRIES, INC.

            (Exact Name of Registrant as Specified In Its Charter)


         Georgia                                            58-1101633
(State or Other Jurisdiction of                          (I.R.S. Employer)
Incorporation of Organization                           Identification No.)

2155 Monroe Drive, N.E., Atlanta, Ga.                         30324
(Address of Principal Executive Offices)                    (Zip Code)


      Registrant's Telephone Number, Including Area Code (404) 874-3327


                                Not Applicable

Former name, former address and former fiscal year, if changed since last report


          Title of each Class         Shares Outstanding as of July 31, 1994
          -------------------         --------------------------------------
COMMON STOCK, $.10 PAR VALUE                        6,074,561
CLASS B COMMON STOCK, $10 PAR VALUE                 4,519,117

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                     YES  X          NO
                        -----          -----

                           GRAPHIC INDUSTRIES, INC.
                           ------------------------


                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                PAGE NUMBER
- - ------------------------------                -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of           1
     Income - three months ended July 31,
     1994 and July 31, 1993 - six months ended
     July 31, 1994 and July 31, 1993

     Condensed Consolidated Balance Sheets -       2-3
     July 31, 1994 and January 31, 1994

     Condensed Consolidated Statements of           4
     Cash Flows - six months ended July
     31, 1994, and July 31, 1993

     Notes to Condensed Consolidated Financial      5
     Statements - July 31, 1994


Item 2. - Management's Discussion and Analysis      6
          of Financial Condition and Results of
          Operations



PART II - OTHER INFORMATION
- - ---------------------------

Item l.    Legal Proceedings                        9
     2.    Changes in Securities                    9
     3.    Defaults upon Senior Securities          9
     4.    Submission of Matters to a Vote of       9
           Security Holders
     5.    Other Information                        9
     6.    Exhibits and Reports on Form 8-K         9


SIGNATURES                                         10


                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                JULY 31,                        JULY 31,
                       --------------------------     -----------------------------
                           1994           1993            1994             1993
                       -----------    -----------     ------------     ------------

Net Sales              $82,484,305    $83,111,299     $170,566,176     $167,553,131

Cost of Sales           62,689,408     63,896,235      128,866,136      128,609,305
                       -----------    -----------     ------------     ------------
                        19,794,897     19,215,064       41,700,040       38,943,826

Selling,
  General and
  Administrative
  Expenses              15,120,387     15,070,204       31,574,819       30,462,066

Interest and
  Other Income             564,725        228,396          861,126          753,193

Interest Expense         2,310,806      2,171,108        4,361,246        4,183,488
                       -----------    -----------     ------------     ------------

Income before
  income taxes           2,928,429      2,202,148        6,625,101        5,051,465

Income Taxes             1,171,000        991,000        2,650,000        2,273,000
                       -----------    -----------     ------------     ------------

Net Income             $ 1,757,429    $ 1,211,148     $  3,975,101     $  2,778,465
                       ===========    ===========     ============     ============

Net Income per
  common share:

    Primary                  $ .17          $ .12            $ .38            $ .28
                             =====          =====            =====            =====
    Fully diluted            $ .17          $ .12            $ .37            $ .28
                             =====          =====            =====            =====

Dividends declared:
  Common Stock              $.0175         $.0175           $ .035           $ .035
                            ======         ======           ======           ======
  Class B Common
    Stock                   $.0125            -0-           $ .025              -0-
                            ======         ======           ======           ======

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 JULY 31,        JANUARY 31,
                                                   1994              1994
                                              -------------     -------------
                                               (Unaudited)


A S S E T S
- - -----------

Current Assets
 Cash and short-term investments              $ 21,753,588       $ 32,332,007
 Trade accounts receivable                      59,882,914         58,552,570
 Inventories:
  Materials                                      9,210,498          8,209,998
  Work in process                               13,859,394         12,680,323
                                              ------------       ------------
                                                23,069,892         20,890,321

 Prepaid expenses and other
  current assets                                 5,045,525          3,629,109
                                              ------------       ------------

   Total Current Assets                        109,751,919        115,404,007

Other Assets                                    18,245,901         14,709,016

Property, Plant and Equipment
 Land                                            8,938,319          8,909,787
 Buildings and improvements                     36,806,475         35,708,871
 Machinery and equipment                       135,230,974        129,738,436
                                              ------------       ------------
                                               180,975,768        174,357,094

 Less accumulated depreciation                  73,346,018         67,064,692
                                              ------------       ------------
                                               107,629,750        107,292,402
                                              ------------       ------------
                                              $235,627,570       $237,405,425
                                              ============       ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JULY 31,     JANUARY 31,
                                                    1994          1994
                                                ------------  ------------
                                                (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Current Liabilities
 Notes payable to banks                         $ 18,666,204  $ 21,666,820
 Accounts payable                                 17,889,053    18,752,280
 Other current liabilities                        13,313,139    16,803,392
 Current portion of long-term
  obligations                                     10,471,660     9,543,777
                                                ------------  ------------
   Total Current Liabilities                      60,340,056    66,766,269

Long-Term Obligations, less
 current portion                                  67,607,036    67,560,368

Deferred Income Taxes                             15,729,427    15,860,278

7% Convertible Subordinated
 Debentures                                       20,787,000    20,787,000

Shareholders' Equity
 Preferred Stock, no par value-
  authorized 500,000
  shares; none issued                                    -0-           -0-
 Common Stock, $.l0 par value;
  authorized 20,000,000 shares;
  issued 6,074,561 at July 31,
  1994 and 5,872,240 at January
  31,1994, including treasury
  shares of -0- at July 31, 1994
  and 14,400 at January 31, 1994                     607,456       587,224
 Common Stock, Class B, $.l0 par
  value; authorized l0,000,000
  shares; issued 4,519,117 in
  both periods                                       451,912       451,912
 Additional paid-in capital                        8,422,870     6,698,015
 Retained earnings                                61,681,813    58,854,707
                                                ------------  ------------
 Less treasury stock at cost                      71,164,051    66,591,858
                                                         -0-      (160,348)
                                                ------------  ------------
                                                  71,164,051    66,431,510
                                                ------------  ------------
                                                $235,627,570  $237,405,425
                                                ============  ============


See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   SIX MONTHS ENDED JULY 31,
                                                   ---------------------------
                                                       1994           1993
                                                   ------------   ------------

OPERATING ACTIVITIES
 Funds provided from operations                    $ 11,364,748   $  9,976,544
 Changes in operating assets and
  liabilities                                        (8,012,965)    (4,900,928)
                                                   ------------   ------------
                                           NET        3,351,783      5,075,616

INVESTING ACTIVITIES
 Purchase of property, plant and equipment           (7,608,859)    (8,873,418)
 Other investing activities                          (2,575,641)      (288,698)
                                                   ------------   ------------
                                           NET      (10,184,500)    (9,162,116)

FINANCING ACTIVITIES
 Borrowings on long-term obligations                  5,160,528     44,446,317
 Payments on long-term obligations                   (5,215,941)   (37,890,595)
 Net repayments of notes payable                     (3,690,289)    (7,391,199)
                                                   ------------   ------------
                                           NET       (3,745,702)      (835,477)
                                                   ------------   ------------
              NET DECREASE IN CASH AND
              SHORT-TERM INVESTMENTS               $(10,578,419)  $ (4,921,977)
                                                   ============   ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1994


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1994 Annual Report on Form l0-K. Other than indicated herein, there have been no significant changes from the financial data published in said report. In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of applying Statement 115 was to reduce shareholders' equity by $791,777 at July 31, 1994 (net of $527,851 in deferred income taxes) to reflect the unrealized holding losses on securities classified as available-for-sale. This adjustment is the result of the recent rise in short term interest rates and does not necessarily reflect the ultimate realization on these investments. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of July 31, 1994 and the results of the operations and cash flows for the three and six months then ended. The results of operations for the six months ended July 31, 1994 are not necessarily indicative of the results to be expected for the year ending January 31, 1995.


NOTE B--NET INCOME PER COMMON SHARE

Primary earnings per share are computed based on the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are based on the weighted average number of shares outstanding and, when dilutive, assumed conversion of convertible securities during the period, after appropriate adjustments for interest and applicable income tax effect.

                                     ITEM 2
                                     ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net sales for the indicated periods.

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JULY 31             JULY 31
                              -------------------  ------------------
                                  1994    1993       1994      1993
                              -------------------  --------  --------

Net sales                       100.0%   100.0%     100.0%    100.0%
Cost of sales                    76.0     76.9       75.6      76.8
Selling, general and
  administrative expenses        18.4     18.1       18.5      18.2
Interest and other Income         0.7      0.3        0.5       0.5
Interest expense                  2.8      2.6        2.5       2.5
                                 ----     ----      -----     -----
Income before income taxes        3.5      2.7        3.9       3.0
Provision for income taxes        1.4      1.2        1.6       1.3
                                 ----     ----      -----     -----
Net income                        2.1%     1.5%       2.3%      1.7%
                                 ====     ====      =====     =====


RESULTS OF OPERATIONS

General.  As of April 29, 1994, the Company acquired Southern Signatures, Inc.
- - --------
("SSI"), a commercial printing company in Atlanta, Georgia. The acquisition was financed through the issuance of 119,337 shares of the Company's Common Stock valued at $1,005,000.

The Company invests excess working capital in interest-bearing and investment grade short-term securities.

NET SALES.  Net sales, for the three months ended July 31, 1994, decreased
- - ----------
approximately $0.6 million as compared to the same period last year due to consolidating two operations during the final quarter of last fiscal year. Net sales, for the six months ended July 31, 1994, increased approximately $3.0 million as compared to the same period last year. Of this increase, approximately $1.4 million was attributable to the net sales of SSI, and approximately $1.6 million to increased sales volume.

COST OF SALES.  Cost of sales for the three months ended July 31, 1994,
- - --------------
decreased 0.9% as a percentage of sales, as compared to the same period last year. Cost of sales, as a percentage of sales, decreased 1.2% for the six months ended July 31, 1994, as compared to the same period last year. The improvement in both periods is the result of expense containment programs and the better utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
- - ---------------------------------------------
administrative expenses increased 0.3% as a percentage of sales for both the three months ended July 31, 1994 and six months ended July 31, 1994, as compared to the same periods last year. The increase is due primarily to higher sales costs resulting from adding sales people.

INTEREST AND OTHER INCOME.  Interest and other income, as a percentage of sales,
- - --------------------------
increased 0.4% for the three months ended July 31, 1994, as compared to the same period last year. This increase is due primarily to an increase in income from the sale of assets as compared to the same period last year. Interest and other income, as a percentage of sales, remained essentially the same for the six months ended July 31, 1994, as compared to the same period last year.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, increased 0.2%
- - -----------------
for the three months ended July 31, 1994, as compared to the same period last year. The increase is due primarily to an increase in the prime interest rate. Interest expense, as a percentage of sales, remained essentially the same for the six months ended July 31, 1994 as compared to the same period last year.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months and
- - -------------
six months ended July 31, 1994. This compares to an effective tax rate of 45.0% for the three months and six months ended July 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At July 31, 1994, the Company had approximately $49.4 million in working capital as compared to approximately $49.9 million at July 31, 1993. Capital expenditures for property, plant and equipment were approximately $7.6 million for the six months ended July 31, 1994.

The Company's capital expenditures and net decrease in debt have been financed by approximately $3.4 million of funds from operations and approximately $10.6 million from use of cash and short-term investments during the first six months.

The Company believes that existing working capital, including a cash and short-term investments balance of approximately $21.8 million at July 31, l994, funds provided from operations, undrawn bank lines of credit, and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

IMPACT OF INFLATION
- - -------------------

The Company has experienced increases in the costs of materials, labor, equipment and machinery as well as other operating expenses. Its ability to pass on such increased costs through increased prices has been affected differently in different time periods; however, the Company has generally been able to mitigate cost increases by increasing its production efficiencies or by passing on increased costs to customers.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
- - ----------------------------

     At July 31, 1994, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM TWO - CHANGES IN SECURITIES
- - --------------------------------

     None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
- - --------------------------------------------

     None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ---------------------------------------------------------------

     None

ITEM FIVE - OTHER INFORMATION
- - -----------------------------

     None

ITEM SIX - EXHIBITS AND REPORTS ON 8-K
- - --------------------------------------

     Exhibit 11 - Statement Regarding Computation of Earnings
                  Per Share.

     Reports on Form 8-K - No report on Form 8-K has been filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GRAPHIC INDUSTRIES, INC.
                              ----------------------------------------



DATE: September 13, 1994
      ------------------




                              /s/ Mark C. Pope III
                              ----------------------------------------
                              Mark C. Pope III
                              Chairman and Chief Executive Officer



DATE: September 13, 1994
      ------------------



                              /s/ David S. Fraser
                              ----------------------------------------
                              Chief Financial Officer and Treasurer