Form 10-Q
period 1994-10-31
GRAPHIC INDUSTRIES INC
filed 1994-12-14
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 1994                Commission File Number 0-12204


                           GRAPHIC INDUSTRIES, INC.

            (Exact Name of Registrant as Specified In Its Charter)


           Georgia                                           58-1101633
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation of Organization)                           Identification No.)


 2155 Monroe Drive, N.E., Atlanta, Ga.                          30324
(Address of Principal Executive Offices)                     (Zip Code)


       Registrant's Telephone Number, Including Area Code (404) 874-3327


                                Not Applicable
Former name, former address and former fiscal year, if changed since last report


          Title of each Class          Shares Outstanding as of October 31, 1994
          -------------------          -----------------------------------------
COMMON STOCK, $.10 PAR VALUE                         6,074,561
CLASS B COMMON STOCK, $.10 PAR VALUE                 4,519,117


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


                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                       PAGE NUMBER
- - ------------------------------                       -----------
Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of                  1
     Income - three months ended October 31,
     1994 and October 31, 1993 - nine months
     ended October 31, 1994 and October 31, 1993

     Condensed Consolidated Balance Sheets -              2-3
     October 31, 1994 and January 31, 1994

     Condensed Consolidated Statements of                  4
     Cash Flows - nine months ended October
     31, 1994, and October 31, 1993

     Notes to Condensed Consolidated Financial             5
     Statements - October 31, 1994


Item 2. - Management's Discussion and Analysis             6
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
- - ---------------------------
Item l.   Legal Proceedings                                9
     2.   Changes in Securities                            9
     3.   Defaults upon Senior Securities                  9
     4.   Submission of Matters to a Vote of               9
          Security Holders
     5.   Other Information                                9
     6.   Exhibits and Reports on Form 8-K                 9


SIGNATURES                                                10


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                            THREE MONTHS ENDED           NINE MONTHS ENDED
                               OCTOBER 31,                   OCTOBER 31,
                         ------------------------    --------------------------
                            1994          1993          1994           1993
                         -----------  -----------    ------------  ------------
Net Sales                $90,398,338  $84,032,697    $260,964,514  $251,585,828

Cost of Sales             67,573,154   63,782,438     196,439,290   192,391,743
                         -----------  -----------    ------------  ------------
                          22,825,184   20,250,259      64,525,224    59,194,085

Selling,
  General and
  Administrative
  Expenses                16,221,324   15,768,034      47,796,143    46,230,100

Interest and
  Other Income(Loss)        (718,811)     598,413         142,315     1,351,606

Interest Expense           2,404,121    2,151,922       6,765,367     6,335,410
                         -----------  -----------    ------------  ------------

Income before
  income taxes             3,480,928    2,928,716      10,106,029     7,980,181

Income Taxes               1,392,000    1,318,000       4,042,000     3,591,000
                         -----------  -----------    ------------  ------------

Net Income                $2,088,928   $1,610,716    $  6,064,029  $  4,389,181
                         ===========  ===========    ============  ============

Net income per
  common share:

    Primary                   $  .20       $  .16          $  .58        $  .44
                              ======       ======          ======        ======
    Fully diluted             $  .19       $  .16          $  .57        $  .44
                              ======       ======          ======        ======

Dividends declared:
  Common Stock                $.0175       $.0175          $.0525        $.0525
                              ======       ======          ======        ======
  Class B Common
    Stock                     $.0125          -0-          $.0375           -0-
                              ======         ====          ======          ====

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     OCTOBER 31,   JANUARY 31,
                                        1994          1994
                                    ------------- ------------
                                     (Unaudited)

A S S E T S
- - -----------

Current Assets
 Cash and short-term investments    $ 22,882,627  $ 32,332,007
 Trade accounts receivable            63,915,094    58,552,570
 Inventories:
  Materials                            9,405,059     8,209,998
  Work in process                     15,321,601    12,680,323
                                    ------------  ------------
                                      24,726,660    20,890,321

 Prepaid expenses and other
  current assets                       5,732,351     3,629,109
                                    ------------  ------------

   Total Current Assets              117,256,732   115,404,007

Other Assets                          21,401,755    14,709,016

Property, Plant and Equipment
 Land                                  9,408,319     8,909,787
 Buildings and improvements           38,516,060    35,708,871
 Machinery and equipment             132,228,022   129,738,436
                                    ------------  ------------
                                     180,152,401   174,357,094

 Less accumulated depreciation        73,530,788    67,064,692
                                    ------------  ------------
                                     106,621,613   107,292,402
                                    ------------  ------------
                                    $245,280,100  $237,405,425
                                    ============  ============





See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        OCTOBER 31,   JANUARY 31,
                                           1994          1994
                                       ------------  -------------
                                       (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities
 Notes payable                         $ 25,739,824   $21,666,820
 Accounts payable                        19,268,010    18,752,280
 Other current liabilities               14,453,639    16,803,392
 Current portion of long-term
  obligations                            10,632,273     9,543,777
                                       ------------  ------------
   Total Current Liabilities             70,093,746    66,766,269

Long-Term Obligations, less
 current portion                         66,439,093    67,560,368

Deferred Income Taxes                    15,511,086    15,860,278

7% Convertible Subordinated
 Debentures                              20,787,000    20,787,000

Shareholders' Equity
 Preferred Stock, no par value;
  authorized 500,000
  shares; none issued                           -0-           -0-
 Common Stock, $.l0 par value;
  authorized 20,000,000 shares;
  issued 6,074,561 at October 31,
  1994 and 5,872,240 at January
  31, 1994, including treasury
  shares of -0- at October 31, 1994
  and 14,400 at January 31, 1994            607,456       587,224
 Common Stock, Class B, $.l0 par
  value; authorized l0,000,000
  shares; issued 4,519,117 in
  both periods                              451,912       451,912
 Additional paid-in capital               8,422,870     6,698,015
 Retained earnings                       62,966,937    58,854,707
                                       ------------  ------------
                                         72,449,175    66,591,858
Less treasury stock at cost                     -0-      (160,348)
                                       ------------  ------------
                                         72,449,175    66,431,510
                                       ------------  ------------
                                       $245,280,100  $237,405,425
                                       ============  ============


See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              NINE MONTHS ENDED OCTOBER 31,
                                              -----------------------------
                                                  1994            1993
                                              -------------   -------------

OPERATING ACTIVITIES
  Funds provided from operations               $ 17,374,097   $ 15,652,577
  Changes in operating assets and
   liabilities                                  (11,869,282)    (4,261,149)
                                               ------------   ------------
                                       NET        5,504,815     11,391,428

INVESTING ACTIVITIES
  Purchase of property, plant and equipment     (12,094,991)   (15,935 445)
  Other investing activities                     (5,179,792)       674,322
                                               ------------   ------------
                                       NET      (17,274,783)   (15,261,123)

FINANCING ACTIVITIES
  Borrowings on long-term obligations             6,557,422     47,619,442
  Payments on long-term obligations              (7,620,165)   (40,297,791)
  Net borrowings (repayments) of notes
   payable                                        3,383,331     (6,307,988)
                                               ------------   ------------
                                       NET        2,320,588      1,013,663)
                                               ------------   ------------
         NET DECREASE IN CASH AND
         SHORT-TERM INVESTMENTS                $ (9,449,380)  $ (2,856,032)
                                               ============   ============





See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               OCTOBER 31, 1994


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1994 Annual Report on Form l0-K. Other than indicated herein, there have been no significant changes from the financial data published in said report. In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of applying Statement 115 was to reduce shareholders' equity by $1,432,787 at October 31, 1994 (net of $955,192 in deferred income taxes) to reflect the unrealized holding losses on securities classified as available-for-sale. This adjustment is the result of the recent rise in short term interest rates and does not necessarily reflect the ultimate realization on these investments. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of October 31, 1994 and the results of the operations and cash flows for the nine months then ended. The results of operations for the nine months ended October 31, 1994 are not necessarily indicative of the results to be expected for the year ending January 31, 1995.


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

                                    ITEM 2
                                    ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net sales for the indicated periods.


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                            OCTOBER 31,          OCTOBER 31,
                                        ------------------    -----------------
                                         1994        1993      1994       1993
                                        ------      ------    ------     ------
Net sales                               100.0%      100.0%    100.0%     100.0%
Cost of sales                            74.8        75.9      75.3       76.5
Selling, general and
 administrative expenses                 17.9        18.8      18.3       18.4
Interest and other income
 (loss)                                  (0.8)        0.7       0.1        0.6
Interest expense                          2.7         2.5       2.6        2.5
                                        -----       -----     -----      -----
Income before income taxes                3.8         3.5       3.9        3.2
Provision for income taxes                1.5         1.6       1.6        1.4
                                        -----       -----     -----      -----
Net income                                2.3%        1.9%      2.3%       1.8%
                                        =====       =====     =====      =====


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

NET SALES.  Net sales, for the three months ended October 31, 1994, increased
- - ----------
approximately $6.4 million as compared to the same period last year. Of this increase, approximately $1.5 million was attributable to the net sales of SSI, and approximately $4.9 to increased sales volume. Net sales, for the nine months ended October 31, 1994, increased approximately $9.4 million as compared to the same period last year. Of this increase, approximately $2.9 million was attributable to the net sales of SSI, and approximately $6.5 million to increased sales volume.

COST OF SALES.  Cost of sales for the three months ended October 31, 1994,
- - --------------
decreased 1.1% as a percentage of sales, as compared to the same period last year. Cost of sales, as a percentage of sales, decreased 1.2% for the nine months ended October 31, 1994, as compared to the same period last year. The improvement in both periods is the result of expense containment programs and the better utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
- - ---------------------------------------------
administrative expenses decreased 0.9% as a percentage of sales for the three months ended October 31, 1994 and 0.1% for the nine months ended October 31, 1994, as compared to the same periods last year. The decrease in both periods is due primarily to the effect of the Company's on-going focus on operations and expense reduction.

INTEREST AND OTHER INCOME (LOSS).  Interest and other income (loss), as a
- - ---------------------------------
percentage of sales, decreased 1.5% for the three months ended October 31, 1994 and 0.5% for the nine months ended October 31, 1994, as compared to the same periods last year. The decrease in both periods is due primarily to reduced investment income and a loss on the disposition of certain assets related to the combination, during this fiscal year, of two of the Company's subsidiaries, Graphic Direct-Illinois and Graphic Direct-Michigan.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, increased 0.2%
- - -----------------
for the three months ended October 31, 1994 and 0.1% for the nine months ended October 31, 1994, as compared to the same periods last year. The increase in both periods is due primarily to an increase in the prime interest rate.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months and
- - -------------
nine months ended October 31, 1994. This compares to an effective tax rate of 45.0% for the three months and nine months ended October 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At October 31, 1994, the Company had approximately $47.2 million in working capital as compared to approximately $50.4 million at October 31, 1993. Capital expenditures for property, plant and equipment were approximately $12.1 million for the nine months ended October 31, 1994.

The Company's capital expenditures have been financed by funds from operations, additional borrowings of $4.3 million and from use of cash and short-term investments during the first nine months.

The Company believes that existing working capital, including a cash and short-term investments balance of approximately $22.9 million at October 31, l994, funds provided from operations, undrawn bank lines of credit, and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
- - ----------------------------

     At October 31, 1994, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM TWO - CHANGES IN SECURITIES
- - --------------------------------

     None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
- - --------------------------------------------

     None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ---------------------------------------------------------------

     None

ITEM FIVE - OTHER INFORMATION
- - -----------------------------

     None

ITEM SIX - EXHIBITS AND REPORTS ON  FORM 8-K
- - --------------------------------------------

     Exhibit 11 - Statement Regarding Computation on Earnings Per Share.

     Exhibit 27 - Financial Data Schedule

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




DATE: December 12, 1994
      -----------------




                                     /s/ Mark C. Pope III
                                     ----------------------------------------
                                     Mark C. Pope III
                                     Chairman and Chief Executive Officer



DATE: December 12, 1994
      -----------------



                                     /s/ David S. Fraser
                                     ----------------------------------------
                                     David S. Fraser
                                     Chief Financial Officer and Treasurer