Form 10-K
period 1995-01-31
GRAPHIC INDUSTRIES INC
filed 1995-05-01
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K
(Mark One)
   [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended  January 31, 1994
                                      OR
   [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from         to
                        Commission file number 0-12204


                           GRAPHIC INDUSTRIES, INC.
            (Exact name of Registrant as specified in its charter)

           GEORGIA                                              58-1101633
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)
   2155 MONROE DRIVE, N.E.,
      ATLANTA, GEORGIA                                              30324
(Address of principal executive                                  (Zip Code)
            offices)

        Registrant's telephone number, including area code 404/874-3327

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.10 PAR VALUE
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [x]  No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $39,541,641 AS OF APRIL 20, 1994 BASED UPON THE CLOSING SALE
                ----------
PRICE AS REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM THAT DAY.

     SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL, 20, 1995 - 6,234,449; SHARES OF CLASS B COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL 20, 1995 - 4,519,117.

     Documents incorporated by reference:

     PORTIONS OF THE GRAPHIC INDUSTRIES, INC. ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED JANUARY 31, 1995 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II.

     PORTIONS OF THE GRAPHIC INDUSTRIES, INC. DEFINITIVE PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 23, 1995 ARE INCORPORATED BY REFERENCE INTO PART III.

        Exhibit Index begins on page 30.  Total number of pages: 341.

                                    PART I

ITEM 1.   BUSINESS
          --------

General
- -------

     Graphic Industries, Inc. (the "Company" or "Graphic") engages in all aspects of financial and corporate printing, reprographic services, commercial printing, direct mail printing and other graphic communications. The Company ranks approximately 17th by sales among commercial printing firms in North America. Graphic has expanded its printing and graphic arts services and its markets through a continuing program of acquisitions of established companies in its industry and through internal growth and development. The Company's competitive position has been strengthened in recent years by its substantial capital investments in advanced equipment, including computerized multicolor presses, prepress equipment and laser scanners for color separations.

     The Company's growth strategy is to pursue profitable expansion in its industry on a regional and national basis through acquisitions and internal growth together with emphasis on the use of state-of-the-art technology.

     The Company was incorporated in Georgia in 1970 and serves as the parent of its operating subsidiaries and divisions. As used herein, the terms "Graphic" and "Company" include Graphic Industries, Inc. and its subsidiaries and divisions unless the context indicates otherwise.

Acquisition History
- -------------------

     Since its incorporation in 1970, Graphic has expanded from a regionally based business with only six operating companies into a network of 16 commercial printing companies and a reprographics division with operations in the major U.S. market regions of the Southeast, Northeast, Midwest and Southwest.

     Acquisitions have been made by the payment of either cash, a combination of cash and notes issued to the sellers or by the use of stock. The Company has generally maintained the acquired company as a subsidiary that continues to operate under its own name and in most cases with the previous management.

     In considering acquisition candidates, the Company seeks those companies which offer opportunities for increased geographic coverage, improved productivity and profitability, complementary products and services, added technology, capacity and equipment, strong management in place, and a reasonable purchase price.

     The following table lists the Company's principal operating subsidiaries and divisions, the dates of their founding or acquisition by the Company or its predecessors, and shows their principal products and services.

                                     Fiscal Year
                                      in which
                                      Organized
Name and                  Founded    or Acquired    Principal Services
Location                    in       by Company        or Products
- --------------------------------------------------------------------------------
A.C. Scanning, Inc.       1982         1985         Color separations
(1)
  Bedford, MA

A & E Reprographic        1979         1981         Reprographic services
& Supply Co. (2)
  Jacksonville, FL

Arco Blueprinter          1961         1986         Reprographic services
   Asheville, NC (2)

Atlanta Blue Print        1919         1963         Reprographic services;
Co.                                                 architectural,
  Atlanta, GA                                       engineering and office
                                                    products and supplies

Atlantic Reprographics    1983         1989         Reprographic services;
(2)                                                 architectural,
   Myrtle Beach, SC                                 engineering and office
                                                    supplies

Baum Printing House,      1923         1989         Financial and
Inc.                                                corporate printing;
  Philadelphia, PA                                  graphic communications

Carolina Reprographics    1938         1989         Reprographic services;
(2)(3)                                              architectural,
  Columbia, SC                                      engineering and office
                                                    supplies

Cobb Reprographics &      1971         1971         Reprographic services
Office Supply(2)
  Marietta, GA

Craftsman Printing        1957         1985         Financial and
Company                                             corporate printing;
  Charlotte, NC                                     graphic communications

Executive Courier,        1983         1991         Courier services
Inc.(4)
 Atlanta, GA

                                     Fiscal Year
                                      in which
                                      Organized
Name and                  Founded    or Acquired    Principal Services
Location                    in        by Company        or Products
- --------------------------------------------------------------------------------
Graphic Direct, Inc.-     1906          1987        Direct mail and
Illinois(5)                                         business forms
  Elmhurst, IL                                      printing

Graphic Direct, Inc.-     1939          1987        Direct mail and
Michigan(6)(7)                                      business forms
  Madison Heights, MI                               printing

Heritage Press,           1923          1986        Financial and
Inc.                                                corporate printing;
  Dallas, TX                                        graphic communications

Hoechstetter Printing     1963          1989        Financial and
Company, Inc.                                       corporate printing;
  Pittsburgh, PA                                    graphic communications

Imaging Technologies      1992          1993        Reprographic services
Services(2)
  Augusta, GA

Imaging Technologies      1954          1986        Reprographic services;
Services(2)(8)                                      architectural,
  Greenville, SC                                    engineering and office
                                                    supplies

Imaging Technologies      1962          1986        Reprographic services
Services(2)(10)
  Spartanburg, SC

IPD Printing &            1978          1986        Financial and
Distributing, Inc.                                  corporate printing;
  Atlanta, GA                                       graphic
                                                    communications;
                                                    direct mail printing

Macon Blue Print          1918          1984        Reprographic services;
Company(2)                                          architectural
  Macon, GA                                         engineering and office
                                                    supplies

Mercury Printing          1961          1989        Financial and
Company, Inc.                                       corporate printing;
  Memphis, TN                                       graphic communications

                                     Fiscal Year
                                      in which
                                       Organized
Name and                  Founded    or Acquired    Principal Services
Location                     in       by Company       or Products
- --------------------------------------------------------------------------------
Monroe Litho, Inc.        1960          1990        Financial and
  Rochester, NY                                     corporate printing;
                                                    graphic communications
Prizma Photographics      1973          1981        Photographic services
(2)(9)
  Atlanta, GA

Southern Signatures,      1991          1995        Graphic communications
Inc.
  Atlanta, GA

State Printing            1891          1988        Financial and
Company, Inc.                                       corporate printing;
  Columbia, SC                                      graphic communications

The Central Press         1965          1985        Graphic communications
of Miami, Inc.(1)
  Pompano Beach, FL

The Stein Printing        1924          1978        Financial and
Company, Inc.                                       corporate printing;
  Atlanta, GA                                       graphic communi-
                                                    cations; point-of-
                                                    purchase materials;
                                                    educational services;

W.E. Andrews Co.,         1953          1985        Financial and
Inc.                                                corporate printing;
  Bedford, MA                                       graphic communication;
                                                    educational services

                                      Fiscal Year
                                       in which
                                       Organized
Name and                  Founded    or Acquired     Principal Services
Location                    in        by Company         or Products
- --------------------------------------------------------------------------------
W.E. Andrews Co.,         1959          1985         Financial and
Inc. of Connecticut                                  corporate printing;
(1)                                                  graphic communications
  Hartford, CT

Wetmore & Company         1947          1986         Financial and
  Houston, TX                                        corporate printing;
                                                     graphic communications

Williams Printing         1922          1922         Financial and
Company(11)                                          corporate printing;
  Atlanta, GA                                        graphic
                                                     communications; point-
                                                     of-purchase materials

______________________

 (1)  Subsidiary of W. E. Andrews Co., Inc.

 (2)  Division of Atlanta Blue Print Co.

 (3)  Former name - Capital Blueprint Company.

 (4)  Subsidiary of Atlanta Blue Print Co.

 (5)  Former name - A.J. Kennedy & Co., Inc.

 (6)  Former name - Printing Service Incorporated.

 (7)  Merged with Graphic Direct, Inc. - Illinois.

 (8)  Former name - Piedmont Printmakers.

 (9)  Former name - General Color.

(10)  Former name - Spartan Blueprinters.

(11)  Predecessor to the Company.

Services and Products
- ---------------------

     The following table indicates the approximate percentages of total gross revenues of the Company attributable to each class of service provided by the Company for the indicated periods:

                                                   Fiscal Years
                                          -------------------------------------
Class of Service                              1995       1994       1993
- ----------------------------------            -----      -----      -----
Financial and Corporate Printing               34%        34%        34%
Graphic Communications                         43         41         42
Reprographic Services                           7          7          6
Point-of-Purchase Materials                     6          6          6
Direct Mail                                     7          9          9
Educational Services                            3          3          3
                                             -----      -----       ----

      Total                                   100%       100%       100%
                                             -----      -----       ----

     Due to the broad range of printing and graphic arts services provided by the Company, the Company's business as a whole is not considered to be seasonal.

     Financial and Corporate Printing.  This category of printing consists
     ---------------------------------
primarily of the printing of annual reports to shareholders, quarterly reports, registration statements, offering circulars, 10-Ks and related documents, corporate magazines and product announcements.

     In this market segment, the demand for multicolor printing requires the latest technology for successful competition. Graphic has the capability of providing full service in-house with its numerous high-speed, computerized multicolor presses at greater cost efficiency than companies lacking such capabilities. Graphic's modern equipment is complemented by strategically located production facilities in many of the major U.S. markets for financial and corporate printing.

     Graphic Communications.  The Company provides a broad line of graphic
     -----------------------
communications services including multicolor product brochures, magazines, gift catalogs, fine art reproductions, promotional calendars, labels, point of purchase materials, check registers and sports programs. Like other Graphic products, these are marketed to local, regional and large national corporations.

     To service this market, the Company relies on new technology in both prepress and printing production. State-of-the-art equipment includes the computerized production of previously labor intensive composition and pagination for producing plates for printing. Quality color reproductions are achieved with laser scanners for color separations and other sophisticated prepress processes such as digital typesetting and capabilities for receiving texts from clients via telecommunications.

     Reprographic Services.  Graphic's 13 reprographic facilities in Georgia,
     ----------------------
Florida, North Carolina and South Carolina comprise the largest reprographic operation in the Southeast, serving more than 8,000 customers, principally architects, engineers and photographers. Among the services provided by the reprographic division are: diazo printing (blue on a white background), drafting and office supplies, custom color and black-and-white photographic services, color laser copying, desktop publishing, xerography, specifications printing, and laser plotting and scanning.

     The broad line of Graphic services, modern equipment and number of personnel provide the Company with the capability of handling high volume, fast turnaround reprographic projects seven days a week. The Company operates on-premise reprographic service centers for a number of architectural and engineering firms and also provides highly specialized production of photomural displays with backlighting for marketing products and services of clients such as airlines, supermarkets, fast food chains and ad agencies.

     Direct Mail.  Personalized direct mail requires sophisticated technology to
     ------------
produce the high quality services and products demanded by this market segment, which includes many leading U.S. corporations. Among the specialized services provided by Graphic are ink jet and laser imprinting, die cutting, foil stamping, blow-on labeling, scratch-off inking and remoistenable glue, continuous forms and the handling of complete mail packages for clients.

     Educational Services.  The Company serves a large number of leading
     ---------------------
colleges and universities as well as regional and local institutions. The Company provides a wide range of services from design and copy writing to production and fulfillment for educational clients.

Ancillary Services
- ------------------

     The Company offers a full line of ancillary services to achieve greater integration of its printing and graphic communications operations. These services include creative staff, either in-house or by contract for research, concept development, copywriting, editing, graphic design, photography and production art. By providing such services, the Company enhances its marketing effort and builds customer loyalty. Revenues attributable to these ancillary services are included in the table of revenues above under the class of service or product for which such services were performed.

     Warehousing, packaging, shipping and delivery services are also critical elements in the printing industry and the Company is equipped to provide these services by storing printed materials for its customers, handling bulk shipments and mailing to meet customer needs. The Company operates a number of radio-dispatched and other delivery trucks in certain market areas or utilizes courier services to provide customers with pickup and delivery services.

Capital Expenditures
- --------------------

     The Company has increased its capabilities for printing products and services significantly through purchases of new equipment in recent years. The following table indicates the expenditures for capital improvements (excluding assets of acquired businesses) during each of the last five years:

          Fiscal Year                   Aggregate Capital Expenditures
          -----------                   ------------------------------

             1991                                 $11,363,684
             1992                                  13,243,479
             1993                                   6,631,110
             1994                                  21,126,441
             1995                                  21,927,430
                                                  -----------
                                        TOTAL     $74,292,144
                                                  ===========

     Except for the purchase of land, buildings and building improvements of $1,418,201, $2,424,782, $1,401,369, $4,709,006 and $5,246,153 during fiscal
1991, 1992, 1993, 1994 and 1995 respectively (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 13, Certain Relationships and Related Transactions, of this Report), the expenditures in the table above represent additional equipment acquisitions. These equipment additions increase the Company's production capacity while permitting production operations to be more labor-efficient and cost-efficient and capable of higher quality output.

     The following is a description of certain equipment used by the Company in its operations:

     Computerized Phototypesetting and Telecommunications.  Equipment includes
     -----------------------------------------------------
various electronic typesetting systems utilizing computer hardware and software to maximize speed, versatility and quality, as well as capabilities for telecommunications linked directly to customers' word processors or computers to perform typesetting.

     Computerized Ink Control Panels.  Seventy-five of the Company's four-,
     --------------------------------
five-, six-, seven- and eight-color presses are equipped with computerized control panels which automatically control the application of ink and produce high quality reproduction at high press speeds.

     Specialized Equipment.  The Company's specialized equipment, in addition to
     ----------------------
the above, includes twenty-four Misomex computerized stripping and platemaking machines for automatically stripping page film into eight-page flats and making the plate. The Company owns twenty-two Laser Scanners and thirteen color manipulation systems which produce color separations by computerized scanning, replacing labor-intensive handwork and camera work, improving the quality of the product and turnaround time, and reducing the unit cost of a separation (used in color printing).

     The Company also owns 43 saddle stitcher/collator/trimmers and perfect binding machines. This equipment includes a 27-pocket automatic perfect binder which collates, binds and trims up to 864 pages in one operation and is used for producing telephone directories and bulky catalogs.

     Printing Presses.  During fiscal 1995, the Company operated an aggregate of
     -----------------
110 sheetfed offset presses, web offset presses and letterpresses, including 80 which print four to eight colors simultaneously.

Sales and Marketing
- -------------------

     The Company seeks to maximize the benefits of its diversification by decentralized marketing efforts of the various subsidiaries, each of which has expertise in certain printing specialties. Collectively, the subsidiaries have enabled the Company to improve its overall market position in the printing industry.

     At January 31, 1995, the Company's services were marketed by 250 full-time salaried and commissioned sales persons employed by the Company's subsidiaries. Although each sales person has primary responsibility to represent his own company, he has access to the full range of services performed by the Company, thus maximizing his potential sales volume and the sales potential of Graphic. This strategy is based on orientation of accounts by the Company's organization to serve the total printing and graphic arts needs of its customers.

     Company sales persons participate in a comprehensive training program operated by the particular subsidiary employing those persons, who also may receive additional training at other subsidiaries. The Company has experienced a low rate of turnover among its sales force.

     Customers are billed upon completion or termination of an entire job. The dollar amount of backlog orders, therefore, is not meaningful in the Company's business as jobs are generally completed shortly after an order is received.

     At January 31, 1995, the Company had more than 10,000 customer accounts.
No customer accounted for as much as 10% of the Company's revenues during fiscal 1995.

Employees
- ---------

     The Company employed 2,961 associates at January 31, 1995. Approximately 10 percent of the Company's associates are represented by one of five unions covering mostly pressroom and bindery personnel. Collective bargaining contracts are negotiated on an individual plant basis. The Company has not experienced any significant work stoppages in more than 10 years.

Competition
- -----------

     The printing and graphic arts industry is one of the largest and most geographically dispersed manufacturing industries in the United States. The U.S. Department of Commerce estimates there are approximately 37,000 commercial printing plants in the nation with shipments of commercial printing reaching $52.6 billion in 1993. Most of the Company's operations are included in the commercial printing category.

     Competition in the printing industry is principally based on quality, service and price. The Company believes it competes effectively on all of these bases. The Company competes directly with a number of printers throughout the nation, some of which are subsidiaries or divisions of companies having much greater financial resources than the Company.

Material
- --------

     Although the Company purchases a number of different materials for its operations, such as paper, ink, film and plates, only the purchase of paper is significant. The Company purchases paper from various mills and local suppliers, with many alternate sources of paper available. The Company has experienced no difficulty in obtaining adequate suppliers of paper or other materials nor is any difficulty anticipated in the future.

ITEM 2.   PROPERTIES
          ----------

     The following table contains information regarding the Company's facilities as of April 20, 1995, all of which are leased except as otherwise noted:

           Facility               Square Feet             Use (1)
- --------------------------------  -----------  --------------------------

Graphic Industries, Inc.(2)(3)       9,080     Corporate
  Atlanta, GA                                  headquarters

A & E Reprographic &                 9,150     Production, sales and office
Supply Co.
  Jacksonville, FL

Arco Blueprinter                     5,000     Production, sales and office
  Asheville, NC

Atlanta Blue Print Co.              43,500     Production, sales and office
  Atlanta, GA

Atlantic Reprographics               5,000     Production, sales and office
  Myrtle Beach, SC

Baum Printing House, Inc.           61,848     Production, sales and office
  Philadelphia, PA

Carolina Reprographics(3)           17,700     Production, sales and office
  Columbia, SC

Cobb Reprographics &                 3,600     Production, sales and office
Office Supply
  Marietta, GA

Craftsman Printing Company(2)       94,956     Production, sales, office and
  Charlotte, NC                                warehouse

Executive Courier, Inc.(2)           4,000     Sales and office
  Atlanta, GA

Graphic Direct, Inc.-               72,888     Production, sales and office
Illinois(4)
  Elmhurst, IL

Graphic Direct, Inc.-               84,400     Production, sales and office
Michigan(2)
  Madison Heights, MI


           Facility               Square Feet        Use (1)
- ------------------------------    -----------  --------------------------

Heritage Press, Inc.(2)(3)         106,000     Production, sales, office and
  Dallas, TX                                   warehouse

Hoechstetter Printing              138,000     Production, sales and office
Company, Inc.(2)
  Pittsburgh, PA

Imaging Technologies                 1,200     Production, sales and office
Services
  Augusta, GA

Imaging Technologies                15,000     Production, sales and office
Services
  Greenville, SC

Imaging Technologies                 2,500     Production, sales and office
Services
  Spartanburg, SC

IPD Printing & Distributing,       208,440     Production, sales, office and
Inc. (2)                                       warehouse
  Atlanta, GA

Macon Blue Print Company            10,000     Production, sales and office
  Macon, GA

Mercury Printing Company,           54,134     Production, sales and office
Inc.
  Memphis, TN

Monroe Litho, Inc.                  53,000     Production, sales and office
  Rochester, NY

Prizma Reprographics                 1,500     Production, sales and office
  Atlanta, GA

Southern Signatures, Inc.           25,000     Production, sales and office
  Atlanta, GA

State Printing Company(2)           60,000     Production, sales and office
  Columbia, SC

The Central Press of                41,000     Production, sales and office
Miami, Inc.(2)
 Pompano Beach, FL

           Facility               Square Feet             Use (1)
- --------------------------------  -----------  --------------------------
The Stein Printing Company,        131,624     Administrative offices,
Inc.(2)                                        conference rooms, production
  Atlanta, GA                                  and warehouse

W.E. Andrews Co., Inc.(5)           98,709     Production, sales and office
  Bedford, MA

W.E. Andrews Co., Inc. of           44,000     Production, sales and office
Connecticut
  Hartford, CT

Wetmore & Company(2)               112,043     Production, sales, office and
  Houston, TX                                  warehouse

Williams Printing Company(2)(3)    139,160     Production, sales, office and
  Atlanta, GA                                  warehouse

____________________________

(1) Building space used for "production" as shown in the table above includes functions such as layout, design, typesetting, printing, binding, photographic processes and finishing. The Company believes that its facilities are in good condition and adequate for the purposes for which they are used. The aggregate annual rental cost for the total of approximately 365,870 square feet of leased space described above is approximately $1,491,600. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)  These facilities are owned by the company.

(3)  Includes two facilities.

(4) Includes two facilities, one of which is owned by the Company (30,838 square feet).

(5) Includes two facilities, one of which is owned by the Company (67,015 square feet).

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     At the end of fiscal year 1995, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

     Officers are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:

                                Position with Company,
                                Principal Occupation,
                                Business Experience,
           Name                 Other Directorships                   Age
- ----------------------------   -------------------------------      -------
Mark C. Pope III                Chairman of the Board of              70
                                Graphic Industries since
                                1970 and President of
                                Graphic Industries 1970-
                                1989

Mark C. Pope IV (1)             President of Graphic                  44
                                Industries since 1989,
                                Vice President of Graphic
                                Industries 1984-1989,
                                Assistant Secretary of
                                Graphic Industries 1979-
                                1989; President of
                                Williams Printing
                                Company 1982-1987 (2)

Alvan A. Herring, Jr.           Vice President of Graphic             51
                                Industries since 1990;
                                President, Foote & Davies,
                                Inc. 1989-90; Senior Vice
                                President Foote & Davies, Inc.
                                1982-1989

William A. Wood                 Vice President of Graphic             75
                                Industries since 1986;
                                President of The Stein
                                Printing Company, Inc.
                                1978-1986 (2)

                               Position with Company,
                               Principal Occupation,
                               Business Experience,
           Name                Other Directorships                    Age
- ----------------------------   -------------------------------      -------

Joseph A. Fasolo                Vice President of Graphic             53
                                Industries since 1994;
                                President of Baum Printing,
                                Inc. since 1988 (2)

Jim R. Tidwell                  Vice President of Graphic             55
                                Industries since 1993;
                                President of Craftsman
                                Printing Company since
                                1993; President of Heritage
                                Press, Inc. 1991-93;
                                President of Wetmore &
                                Company 1988-91(2)

David S. Fraser                 Chief Financial Officer and           56
                                Treasurer of Graphic Industries,
                                Inc. since 1994; President of
                                L.S. Brown Co. and Marine
                                Distributors, Inc. 1986-1994

Donald P. Hunnicutt             Secretary of Graphic                  51
                                Industries since 1987;
                                Controller of Graphic
                                Industries 1983-1987

______________________

(1)  Mark C. Pope IV is the son of Mark C. Pope III.

(2) Baum Printing, Inc., Craftsman Printing Company, Heritage Press, Inc., The Stein Printing Company, Inc., Wetmore & Company and Williams Printing Company are wholly-owned subsidiaries of the Company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     This information is incorporated by reference to "Market For Common Stock" and "Dividend Information" on the inside back cover of the Registrant's annual shareholders report for the year ended January 31, 1995.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

     This information is incorporated by reference to "10-Year Comparative Summary of Operations" and "10-Year Comparative Consolidated Balance Sheets" on pages 4-7 of the Registrant's annual shareholders report for the year ended January 31, 1995.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-19 of the Registrant's annual shareholders report for the year ended January 31, 1995 are incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The report of independent auditors and consolidated financial statements included on page 20-29 of the Registrant's annual shareholders report for the year ended January 31, 1995 are incorporated by reference.

     "Quarterly Results of Operations" on page 30 of the Registrant's annual shareholders report for the year ended January 31, 1995 are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information concerning directors is incorporated by reference to "Proposal 1 - Election of Directors" in the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1995 fiscal year.

     Reference is also made to Item 4(A) of Part I of this Report, "Executive Officers of the Registrant," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     This information is incorporated by reference to "Executive Compensation - Executive Compensation Tables", in the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1995 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     This information is incorporated by reference to "Proposal 1 - Election of Directors" in the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1995 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     This information is incorporated by reference to "Proposal 1 - Election of Directors - Certain Transactions" in the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1995 fiscal year.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

     (a)  The following documents are filed as part of this Report:

          1.  Financial Statements.

              The following consolidated financial statements of the Registrant, included in the annual shareholders report for fiscal year ended January 31, 1995, are incorporated by reference in Item 8:

              * Consolidated Balance Sheets - January 31, 1995 and January 31, 1994.

              * Consolidated Statements of Income - fiscal years ended January 31, 1995, 1994 and 1993.

              * Consolidated Statements of Shareholders' Equity - fiscal years ended January 31, 1995, 1994 and 1993.

              * Consolidated Statements of Cash Flows - fiscal years ended January 31, 1995, 1994 and 1993.

              *   Notes to Consolidated Financial Statements - January 31, 1995.

          2.  Financial Statement Schedule


     Schedule The following consolidated statement schedule of the
     --------
      Number  Registrant is included in Item 14(d):
      ------

          II  Valuation and Qualifying Accounts.

                   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.  Exhibits incorporated by reference or filed with this report:

          Exhibit
          -------
          Number   Description
          ------   -----------
          3(a)     Amended and Restated Articles of Incorporation of Registrant.
                   (1)

          3(b)     By-laws of Registrant. (2)

          4(a)     Instruments defining the rights of security holders. See
                   Articles V and VI of the Amended and Restated Articles of
                   Incorporation contained in Exhibit 3(a) and Articles Two and
                   Seven of the By-laws contained in Exhibit 3(b). (2)

          4(b)     Form of Indenture, including Form of Debenture, between
                   Registrant and the First National Bank of Atlanta. (3)

          10(a)*   Incentive Stock Option Plan and Form of Option Agreement of
                   Registrant. (4)

          10(b)*   Profit Sharing Plan and Trust of Registrant, together with
                   Call, Put and Right of First Refusal Agreement. (5)

          10(c)*   Payroll-Based Employee Stock Ownership Plan and Trust of
                   Registrant. (6)

          10(d)    Officers' and Directors' Liability Insurance Policy issued by
                   National Union Fire Insurance Co. (5)

          10(l)    Stock Purchase Agreement dated July 12, 1990 between the
                   Registrant and Dyment Limited with respect to the sale of Finish It, Inc. (1)

          10(m)    Asset Purchase Agreement dated October 1, 1990 between the
                   Registrant and Vista Business Forms, Inc. with respect to the sale of KAL Forms, Inc. (1)

          10(n)    Term Loan Agreement dated July 17, 1990 between Monroe Litho,
                   Inc. and Trust Company Bank with form of Term Note and
                   Guaranty of the Registrant. (1)

          10(o) Receivable Financing Agreement dated September 28, 1990 between W.E. Andrews Co., Inc. of Connecticut and Bank of New
                   England together with Security Agreement, Installment
                   Promissory Note and Guaranty of W.E. Andrews Co. (1)

          10(p) Receivable Financing Agreement dated December 17, 1990 between Edwards & Broughton Company and First Citizens Bank together with Installment Promissory Note, Security Agreement and Guaranty of the Registrant. (1)

          10(q) Receivable Financing Agreement dated December 26, 1990 between Baum Printing House, Inc. and Philadelphia National
                   Bank together with Installment Promissory Note, Security
                   Agreement and Guaranty of the Registrant. (1)

          10(u) Stock Purchase Agreement dated as of January 26, 1984 among the Registrant, W.E.A., Inc. and W.E. Andrews Co. Inc., with exhibits. (7)

          10(aa)   Stock Purchase Agreement dated September 11, 1985 among the
                   Registrant, IPD Acquisition Corp., IPD Printing &
                   Distributing, Inc., and Equifax, Inc., with exhibits and Articles of Merger. (8)

          10(ff)   Promissory Note from the Registrant and Craftsman Printing
                   Company to Life Insurance Company of Georgia; Security
                   Agreement between Craftsman Printing Company and Life
                   Insurance Company of eorgia; Deed of Trust among Craftsman
                   Printing Company, Lewis H. Parham, Jr., and Life Insurance
                   Company of Georgia; and Guaranty from Registrant to Life
                   Insurance Company of Georgia. (9)

          10(gg)   Promissory Note from the Registrant and Wetmore & Company to
                   Life Insurance Company of Georgia; Deed of Trust among
                   Wetmore & Company, John B. Stewart and Life Insurance Company of Georgia; and Guaranty Agreement from Registrant to Life
                   Insurance Company of Georgia. (9)

          10(hh)   Real Estate Note from Registrant and IPD Printing &
                   Distributing, Inc. to Life Insurance Company of Georgia; Deed to Secure Debt from IPD Printing & Distributing, Inc. to Life
                   Insurance Company of Georgia; Security Agreement between IPD
                   Printing & Distributing, Inc. and Life Insurance Company ofGeorgia; and Guaranty from Registrant to Life Insurance
                   Company of Georgia. (9)

          10(ii)   1988 Incentive Stock Option Plan. (10)

          10(jj)   Lease Agreement dated December 1, 1981, as amended, and
                   Agreement and Release of Guaranty dated October 30, 1987.
                   (10)

          10(kk)   Stock Purchase Agreement dated September 14, 1988 among the
                   Registrant, Mercury Acquisition Company and the Shareholders of Mercury Printing Company, Inc. with exhibits. (11)

          10(ll)   Stock Purchase Agreement dated June 8, 1988 among the
                   Registrant, Harvey A. Hoechstetter, HPC Acquisition Corp., and Hoechstetter Printing Company, Inc. with exhibits and Articles of Merger. (11)

          10(mm)   Stock Purchase Agreement dated August 12, 1988 among the
                   Registrant, Baum Acquisition Co., Baum Printing House, Inc.,
                   Seymour Z. Baum, Joseph A. Fasolo and Seymour Z. Baum, as trustee, with exhibits and Articles of Merger. (11)

          10(qq)   First Mortgage Real Estate Note and Deed to Secure Debt and
                   Security Agreement between the Registrant and Jefferson-Pilot
                   Life Insurance Company. (11)

          10(rr)   Real Estate Note and Mortgage between Printing Service, Inc.
                   and Jefferson-Pilot Life Insurance Company dated June 29,
                   1988. (11)

          10(ss)   First Mortgage Real Estate Note and Deed to Secure Debt and
                   Security Agreement between State Printing Company and
                   Jefferson-Pilot Life Insurance Company dated May 24, 1988.
                   (11)

          10(tt)   Stock Purchase Agreement dated July 31, 1989 among the
                   Registrant, Monroe Litho, Inc., Monroe Acquisition, Inc., and the Shareholders of Monroe Litho, Inc. with exhibits. (12)

          10(ww)*  1991 Incentive Stock Option and Non-Qualified Stock Options
              Plan and Form of Option Agreement of Registrant. (2)

          10(xx)*  1992 Restricted Stock Award Plan of Registrant. (2)

          10(yy)   Receivable Financing Agreement and Term Loan Agreement dated
                   March 3, 1992 between NationsBank, Atlanta Blue Print
                   Company, Inc., Craftsman Printing Company, Heritage Press,
                   Inc., IPD Printing & Distributing, Inc., The Stein Printing
                   Company, Inc., Wetmore & Company, Williams Printing Company and the Registrant. (2)


          10(zz)   Form of Sale and Leaseback Agreement between Fleet Credit
                   Corporation, W.E. Andrews Co., Inc., W.E. Andrews Co., Inc.
                   of Connecticut, Baum Printing, Inc., The Central Press of
                   Miami, Inc., Graphic Direct, Inc.-Illinois, Heritage Press,
                   Inc., IPD Printing & Distributing, Inc., The Stein Printing
                   Company, Inc., Wetmore & Company, Williams Printing Company and the Registrant. (2)

          10(aaa)  Sale and Leaseback Agreement between Fleet Credit
                   Corporation, W.E. Andrews Co., Inc. and the Registrant. (5)

          10(bbb)  First Mortgage Real Estate Note and Deed to Secure Debt and
                   Security Agreement between Heritage Press, Inc. Protective
                   Life Insurance Company and the Registrant dated February 4,
                   1992. (5)

          10(ccc) First Mortgage Real Estate Note and Deed to Secure Debt between Baum Printing, Inc., MetLife Corporation and the
                   Registrant dated August 27, 1992. (5)

          10(ddd) First Mortgage Real Estate Note and Deed to Secure Debt between MetLife Corporation and the Registrant dated August
                   27, 1992. (5)

          10(eee)  Receivable Financing Agreement dated October 20, 1992 between
                   Executive Courier, Inc. and the Merchant Bank of Atlanta together with Installment Promissory Notes and Guaranty of the Registrant. (5)

          10(fff) Term Note Agreement, Promissory Note and Security Agreement between State Printing Company, Inc., First Union National
                   Bank of Georgia and the Registrant along with Guaranty of the Registrant. (5)

          10(ggg)  Letter Loan Agreement, Installment Term Notes and Master
                   Demand Note between Graphic Direct, Inc.-Illinois, Graphic
                   Direct, Inc.-Michigan, NBD Bank, NA and the Registrant along with Guaranty of the Registrant. (5)

          10(hhh) Loan and Security Agreement and Form of Promissory Note among the Registrant, Atlanta Blue Print Co., Baum Printing, Inc.,
                   The Central Press of Miami, Inc., Craftsman Printing Company,
                   Edwards & Broughton Co., Graphic Direct, Inc.-Illinois,
                   Graphic Direct, Inc.-Michigan, Heritage Press, Inc.,
                   Hoechstetter Printing Company, Inc., IPD Printing &
                   Distributing, Inc., Mercury Printing Company, Inc., State
                   Printing Company, Inc., The Stein Printing Company, Inc.,
                   W.E. Andrews Co.,Inc., W.E. Andrews Co., Inc. of Connecticut,
                   Wetmore & Company, Williams Printing Company, A.C. Scanning,
                   Inc., and the CIT Group/Equipment Financing, Inc. dated July
                   29, 1993. (13)

          10(iii) Amended and restated Financing Agreement, along with the First and Second Amendment thereto, among the Registrant, Atlanta Blue Print Co., Baum Printing, Inc., The Central
                   Press of Miami, Inc., Craftsman Printing Company, Edwards &
                   Broughton Co., Graphic Direct, Inc.-Illinois, Graphic Direct,
                   Inc.-Michigan, Heritage Press, Inc., IPD Printing &
                   Distributing, Inc., Mercury Printing Company, Inc., State
                   Printing Company, Inc., The Stein Printing Company, Inc.,
                   Wetmore & Company, Williams Printing Company and NationsBank of Georgia, N.A. dated August 6, 1993. (13)

          10(jjj) First Mortgage Real Estate Note and Deed to Secure Debt between the Registrant and MetLife Corporation dated January
                   26, 1994. (13)

          10(kkk) Offer to Purchase and Supplement to Offer to Purchase between the Registrant and Kenneth A. Walt, as Trustee for the Estate of Graphic Dynamics, Inc. dated January 31, 1994. (13)

          10(lll)  Agreement and Plan of Reorganization between the Registrant,
                   SS Acquisition Co., Southern Signatures, Inc., Brian R.
                   Smith, MI Holdings, Inc. and Steven C. Carson, M.D., Pension
                   Fund dated April 19, 1994.

          10(mmm)  Promissory Note and Master Security Agreement between Mercury
                   Printing Company, Fleet Credit Corporation and the Registrant dated May 5, 1994.

          10(nnn) First Mortgage Real Estate Note and Security Agreement between the Registrant and MetLife Capital Financial
                   Corporation dated July 21, 1994.

          10(ooo) Promissory Note, Credit Agreement and Security Agreement between Wetmore & Company, Texas Commerce Bank and the
                   Registrant dated September 14, 1994 along with Guaranty of the Registrant.

          10(ppp)  Term Loan, Security and Guaranty Agreement between IPD
                   Printing & Distributing, Inc., Trust Company Bank and the
                   Registrant dated November 30, 1994.

          10(qqq)  First Mortgage Real Estate Note, deed to secure debt and
                   Security Agreement between the Registrant and MetLife Capital
                   Financial Corporation dated December 27, 1994.

          11       Computation of Earnings Per Share.

          13 The Registrant's 1995 Annual Shareholders Report. With the exception of information expressly incorporated herein by reference, the 1995 Annual Shareholders Report is not deemed to be filed with the commission.

          22       Subsidiaries of the Registrant.

          23       Consent of Independent Auditors.

           *       Compensatory Plan, arrangement or management contract.

______________________

(1) Incorporated herein by reference to Exhibit of the same number of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1991. (File No. 0-12204).

(2) Incorporated herein by reference to Exhibit of the same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1992. (File No. 0-12204)

(3) Incorporated herein by reference to Exhibit of the same number to the Registrant's Registration Statement on Form S-1 as filed on April 30, 1986 (Reg. No. 33-5277).

(4) Incorporated herein by reference to Exhibit of the same number to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on December 13, 1983 (Reg. No. 2-86411) .

(5) Incorporated herein by reference to Exhibit of the same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1993. (File No. 0-12204)

(6) Incorporated herein by reference to Exhibit of the same number to the Registrant's Registration Statement on Form S-1 as filed on October 2, 1985 (Reg. No. 33-600).

(7) Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K as filed on February 16, 1984 (File No. 0-12204).

(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed on September 26, 1985 (File No. 0-12204) .

(9) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1987 (File No. 0-12204).

(10) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988 (File No. 0-12204).

(11) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989. (File No. O-12204)

(12) Incorporated herein by reference to Exhibit of the same number of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1990. (File No. O-12204).

(13) Incorporated herein by reference to Exhibit of same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1994. (File No. 0-12204).

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended January 31, 1995.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GRAPHIC INDUSTRIES, INC.

Date:  April 27, 1995                     By:  /s/  Mark C. Pope, III
                                               --------------------------
                                               Mark C. Pope, III
                                               Chairman of the Board



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 27, 1995                     /s/  Mark C. Pope, III
                                          -------------------------------
                                          Mark C. Pope, III
                                          Chairman of the Board
                                          (Principal Executive Officer)

Date:  April 27, 1995                     /s/  David S. Fraser
                                          -------------------------------
                                          David S. Fraser
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

Date:  April 27, 1995                     /s/  Mark C. Pope, IV
                                          -------------------------------
                                          Mark C. Pope, IV
                                          Director

Date:  April 27, 1995                     /s/  William A. Wood
                                          -------------------------------
                                          William A. Wood
                                          Director

Date:  April 27, 1995                     /s/  John R. Pope
                                          -------------------------------
                                          John R. Pope
                                          Director


Date:  April 27, 1995                     /s/  Alvan A. Herring, Jr.
                                          -------------------------------
                                          Alvan A. Herring, Jr.
                                          Director

Date:  April 27, 1995                     /s/  Clifford M. Kirtland, Jr.
                                          -------------------------------
                                          Clifford M. Kirtland, Jr.
                                          Director

Date:  April 27, 1995                     /s/  Ralph N. Strayhorn
                                          -------------------------------
                                          Ralph N. Strayhorn
                                          Director

Date:  April 27, 1995                     /s/  Warren E. Andrews
                                          -------------------------------
                                          Warren E. Andrews
                                          Director

Date:  April 27, 1995                     /s/  Carter D. Pope
                                          -------------------------------
                                          Carter D. Pope
                                          Director

Date:  April 27, 1995                     /s/ James A. Hatcher
                                          -------------------------------
                                          James A. Hatcher
                                          Director

                  Graphic Industries, Inc. and Subsidiaries

               Schedule VII -- Valuation and Qualifying Accounts

        COLUMN A                     COLUMN B                COLUMN C                 COLUMN D               COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------
                                    BALANCE AT       CHARGED TO
                                   BEGINNING OF       COSTS AND     CHARGED TO                            BALANCE AT END
     CLASSIFICATION                   PERIOD          EXPENSES    OTHER ACCOUNTS     DEDUCTIONS(1)          OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------

Year ended January 31, 1995:
 Accounts receivable allowance     $1,157,794        $1,345,038        $ --           $1,427,832            $1,075,000

Year ended January 31, 1994:
 Accounts receivable allowance      1,079,056         1,778,552          --            1,699,814             1,157,794

Year ended January 31, 1993:
 Accounts receivable allowance      1,292,957         3,035,212          --            3,249,113             1,079,056

(1)  Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

Exhibit
- -------
Number   Description                                               Page
- ------   -----------                                               ----
 3(a)    Amended and Restated Articles of Incorporation of
         Registrant. (1)

 3(b)    By-laws of Registrant. (2)

 4(a) Instruments defining the rights of security holders. See Articles V and VI of the Amended and Restated Articles of Incorporation contained in
         Exhibit 3(a) and Articles Two and Seven of the
         By-laws contained in Exhibit 3(b). (2)

 4(b) Form of Indenture, including Form of Debenture, between Registrant and the First National Bank of Atlanta. (3)

10(a)*   Incentive Stock Option Plan and Form of Option
         Agreement of Registrant. (4)

10(b)* Profit Sharing Plan and Trust of Registrant, together with Call, Put and Right of First
         Refusal Agreement. (5)

10(c)*   Payroll-Based Employee Stock Ownership Plan and
         Trust of Registrant. (6)

10(d)    Officers' and Directors' Liability Insurance
         Policy issued by National Union Fire Insurance
         Co. (5)

10(l) Stock Purchase Agreement dated July 12, 1990 between the Registrant and Dyment Limited with respect to the sale of Finish It, Inc. (1)

10(m)    Asset Purchase Agreement dated October 1, 1990
         between the Registrant and Vista Business Forms,
         Inc. with respect to the sale of KAL Forms, Inc.
         (1)

10(n)    Term Loan Agreement dated July 17, 1990 between
         Monroe Litho, Inc. and Trust Company Bank with
         form of Term Note and Guaranty of the Registrant.
         (1)

Exhibit
- -------
Number   Description                                               Page
- ------   -----------                                               ----
10(o)    Receivable Financing Agreement dated September 28,
         1990 between W.E. Andrews Co., Inc. of Connecticut
         and Bank of New England together with Security
         Agreement, Installment Promissory Note and Guaranty
         of W.E. Andrews Co. (1)

10(p)    Receivable Financing Agreement dated December 17,
         1990 between Edwards & Broughton Company and First
         Citizens Bank together with Installment Promissory
         Note, Security Agreement and Guaranty of the
         Registrant. (1)

10(q)    Receivable Financing Agreement dated December 26,
         1990 between Baum Printing House, Inc. and Phila-delphia National Bank together with Installment
         Promissory Note, Security Agreement and Guaranty of the Registrant. (1)

10(u)    Stock Purchase Agreement dated as of January 26,
         1984 among the Registrant, W.E.A., Inc. and W.E.
         Andrews Co. Inc., with exhibits. (7)

10(aa) Stock Purchase Agreement dated September 11, 1985 among the Registrant, IPD Acquisition Corp., IPD
         Printing & Distributing, Inc., and Equifax, Inc., with exhibits and Articles of Merger. (8)

10(ff)   Promissory Note from the Registrant and Craftsman
         Printing Company to Life Insurance Company of
         Georgia; Security Agreement between Craftsman
         Printing Company and Life Insurance Company of
         Georgia; Deed of Trust among Craftsman Printing
         Company, Lewis H. Parham, Jr., and Life Insurance
         Company of Georgia; and Guaranty from Registrant to Life Insurance Company of Georgia. (9)

10(gg)   Promissory Note from the Registrant and Wetmore &
         Company to Life Insurance Company of Georgia; Deed of Trust among Wetmore & Company, John B. Stewart and Life Insurance Company of Georgia; and
         Guaranty Agreement from Registrant to Life
         Insurance Company of Georgia. (9)

10(hh)   Real Estate Note from Registrant and IPD Printing
         & Distributing, Inc. to Life Insurance Company of
         Georgia; Deed to Secure Debt from IPD Printing &
         Distributing, Inc. to Life Insurance Company of
         Georgia; Security Agreement between IPD Printing &
         Distributing, Inc. and Life Insurance Company of
         Georgia; and Guaranty from Registrant to Life
         Insurance Company of Georgia. (9)

Exhibit
- -------
Number   Description                                               Page
- ------   -----------                                               ----
10(ii)   1988 Incentive Stock Option Plan. (10)

10(jj) Lease Agreement dated December 1, 1981, as amended, and Agreement and Release of Guaranty dated October
         30, 1987. (10)

10(kk) Stock Purchase Agreement dated September 14, 1988 among the Registrant, Mercury Acquisition Company and the Shareholders of Mercury Acquisition Company,
         Inc. with exhibits. (11)

10(ll) Stock Purchase Agreement dated June 8, 1988 among the Registrant, Harvey A. Hoechstetter, HPC
         Acquisition Corp., and Hoechstetter Printing
         Company, Inc. with exhibits and Articles of Merger. (11)

10(mm) Stock Purchase Agreement dated August 12, 1988 among the Registrant, Baum Acquisition Co., Baum
         Printing House, Inc., Seymour Z. Baum, Joseph A.
         Fasolo and Seymour Z. Baum, as trustee, with exhibits and Articles of Merger. (11)

10(qq)   First Mortgage Real Estate Note and Deed to Secure
         Debt and Security Agreement between the Registrant and Jefferson-Pilot Life Insurance Company. (11)

10(rr)   Real Estate Note and Mortgage between Printing
         Service, Inc. and Jefferson-Pilot Life Insurance
         Company dated June 29, 1988. (11)

10(ss)   First Mortgage Real Estate Note and Deed to Secure
         Debt and Security Agreement between State Printing
         Company and Jefferson-Pilot Life Insurance Company dated May 24, 1988. (11)

10(tt) Stock Purchase Agreement dated July 31, 1989 among the Registrant, Monroe Litho, Inc., Monroe
         Acquisition, Inc., and the Shareholders of Monroe
         Litho, Inc. with exhibits. (12)

10(ww)*  1991 Incentive Stock Option and Non-Qualified Stock
         Options Plan and Form of Option Agreement of
         Registrant. (2)

10(xx)*  1992 Restricted Stock Award Plan of Registrant. (2)

Exhibit
- -------
Number   Description                                               Page
- ------   -----------                                               ----
10(yy)   Receivable Financing Agreement and Term Loan
         Agreement dated March 3, 1992 between
         NationsBank, Atlanta Blue Print Company, Inc.,
         Craftsman Printing Company, Heritage Press,
         Inc., IPD Printing & Distributing, Inc., The
         Stein Printing Company, Inc., Wetmore &
         Company, Williams Printing Company and the
         Registrant. (2)

10(zz)   Form of Sale and Leaseback Agreement between Fleet
         Credit Corporation, W.E. Andrews Co., Inc., W.E.
         Andrews Co., Inc. of Connecticut, Baum Printing,
         Inc., The Central Press of Miami, Inc., Graphic
         Direct, Inc.-Illinois, Heritage Press, Inc., IPD
         Printing & Distributing, Inc., The Stein Printing
         Company, Inc., Wetmore & Company, Williams Printing
         Company and the Registrant. (2)

10(aaa)  Sale and Leaseback Agreement between Fleet Credit
         Corporation, W.E. Andrews Co., Inc. and the
         Registrant. (5)

10(bbb)  First Mortgage Real Estate Note and Deed to Secure
         Debt and Security Agreement between Heritage Press,
         Inc., Protective Life Insurance Company and the
         Registrant dated February 4, 1992. (5)

10(ccc)  First Mortgage Real Estate Note and Deed to Secure
         Debt between Baum Printing, Inc., MetLife Corporation and the Registrant dated August 27, 1992. (5)

10(ddd)  First Mortgage Real Estate Note and Deed to Secure
         Debt between MetLife Corporation and the Registrant dated August 27, 1992. (5)

10(eee) Receivable Financing Agreement dated October 20, 1992 between Executive Courier, Inc. and the Merchant Bank of Atlanta together with Installment Promissory Notes and Guaranty of the Registrant. (5)

10(fff)  Term Note Agreement, Promissory Note and Security
         Agreement between State Printing Company, Inc., First
         Union National Bank of Georgia and the Registrant along with Guaranty of the Registrant. (5)

10(ggg)  Letter Loan Agreement, Installment Term Notes and
         Master Demand Note between Graphic Direct, Inc.-
         Illinois, Graphic Direct, Inc.-Michigan, NBD Bank,
         NA and the Registrant along with Guaranty of the Registrant. (5)

Exhibit
- -------
Number   Description                                               Page
- ------   -----------                                               ----
10(hhh)  Loan and Security Agreement and Form of Promissory
         Note among the Registrant, Atlanta Blue Print Co.,
         Baum Printing, Inc., The Central Press of Miami,
         Inc., Craftsman Printing Company, Edwards &
         Broughton Co., Graphic Direct, Inc.-Illinois,
         Graphic Direct, Inc.-Michigan, Heritage Press,
         Inc., Hoechstetter Printing, Company, Inc., IPD
         Printing & Distributing, Inc., Mercury Printing
         Company, Inc., State Printing Company, Inc., The
         Stein Printing Company, Inc., W.E. Andrews Co.,
         Inc., W.E. Andrews Co., Inc. of Connecticut,
         Wetmore & Company, Williams Printing Company, A.C.
         Scanning, Inc., and the CIT Group/Equipment
         Financing, Inc. dated July 29, 1993. (13)

10(iii)  Amended and restated Financing Agreement, along with the First and Second Amendment thereto, among the
         Registrant, Atlanta Blue Print Co., Baum Printing,
         Inc., The Central Press of Miami, Inc., Craftsman
         Printing Company, Edwards & Broughton Co., Graphic
         Direct, Inc.-Illinois, Graphic Direct, Inc.-Michigan,
         Heritage Press, Inc., IPD Printing & Distributing,
         Inc., Mercury Printing Company, Inc., State Printing
         Company, Inc., The Stein Printing Company, Inc.,
         Wetmore & Company, Williams Printing Company and
         NationsBank of Georgia, N.A. dated August 6, 1993.
         (13)

10(jjj) First Mortgage Real Estate Note and Deed to Secure Debt between the Registrant and MetLife Corporation dated
         January 26, 1994. (13)

10(kkk) Offer to Purchase and Supplement to Offer to Purchase between the Registrant and Kenneth A. Walt, as Trustee for the Estate of Graphic Dynamics, Inc. dated January
         31, 1994. (13)

10(lll) Agreement and Plan of Reorganization between the Registrant, SS Acquisition Co., Southern Signatures,
         Inc., Brian R. Smith, MI Holdings, Inc. and Steven C.
         Carson, M.D., Pension Fund dated April 19, 1994.

10(mmm)  Promissory Note and Master Security Agreement between
         Mercury Printing Company, Fleet Credit Corporation and the Registrant dated May 5, 1994.

10(nnn) First Mortgage Real Estate Note and Security Agreement between the Registrant and MetLife Capital Financial
         Corporation dated July 21, 1994.

Exhibit
- -------
Number   Description                                               Page
- ------   -----------                                               ----
10(ooo)  Promissory Note, Credit Agreement and Security
         Agreement between Wetmore & Company, Texas Commerce
         Bank and the Registrant dated September 14, 1994
         along with Guaranty of the Registrant.

10(ppp)  Term Loan, Security and Guaranty Agreement between
         IPD Printing & Distributing, Inc., Trust Company
         Bank and the Registrant dated November 30, 1994.

10(qqq) First Mortgage Real Estate Note, deed to secure debt and Security Agreement between the Registrant and MetLife Capital Financial Corporation dated
         December 27, 1994.

11       Computation of Earnings Per Share.

13       The Registrant's 1995 Annual Shareholders Report.
         With the exception of information expressly incorporated herein by reference, the 1995 Annual
         Shareholders Report is not deemed to be filed with the commission.

22       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

27       Financial Data Schedule.

*        Compensatory Plan, arrangement or management contract.

- ----------------------

(1) Incorporated herein by reference to Exhibit of the same number of the Registrant's Annual Report on Form
   10-K for the fiscal year ended January 31, 1991. (File
   No. 0-12204).

(2) Incorporated herein by reference to Exhibit of the same number of the Registrants Annual Report on Form
   10-K for the fiscal year ended January 31, 1992. (File
   No. 0-12204)

(3) Incorporated herein by reference to Exhibit of the same number to the Registrant's Registration Statement on Form S-1 as filed on April 30, 1986 (Reg. No. 33-5277).

(4) Incorporated herein by reference to Exhibit of the same number to Amendment No. 2 to the Registrant's
   Registration Statement on Form S-1 filed on December 13,
   1983 (Reg. No. 2-86411).

(5) Incorporated herein by reference to Exhibit of the same number of the Registrants Annual Report on Form
   10-K for the fiscal year ended January 31, 1993.
   (File No. 0-12204)

(6) Incorporated herein by reference to Exhibit of the same number to the Registrant's Registration Statement on Form S-1 as filed on October 2, 1985 (Reg. No. 33-600).

(7) Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K as filed on February 16, 1984 (File No. 0-12204).

(8)      Incorporated herein by reference to the Registrant's
   Current Report on Form 8-K as filed on September 26, 1985
   (File No. 0-12204).

(9) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form
   10-K for the fiscal year ended January 31, 1987 (File No.
   0-12204).

(10) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form
   10-K for the fiscal year ended January 31, 1988 (File No.
   0-12204).

(11) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form
   10-K for the fiscal year ended January 31, 1989.  (File
   No. O-12204)

(12) Incorporated herein by reference to Exhibit of the same number of the Registrant's Annual Report on Form
   10-K for the fiscal year ended January 31, 1990.  (File
   No. O-12204).

(13) Incorporated herein by reference to Exhibit of same number of the Registrants Annual Report on Form
   10-K for the fiscal year ended January 31, 1994.
   (File No. 0-12204).

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended January 31, 1995.