Form 10-Q
period 1995-04-30
GRAPHIC INDUSTRIES INC
filed 1995-06-13
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 1995                  Commission File Number 0-12204


                           GRAPHIC INDUSTRIES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified In Its Charter)

            GEORGIA                                                58-1101633
- -------------------------------                               ------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation of Organization)                               Identification No.)


2155 MONROE DRIVE, N.E., ATLANTA,A GA.                              30324
- --------------------------------------                        ------------------
(Address of Principal Executive Offices)                         (Zip Code)


       Registrant's Telephone Number, Including Area Code (404) 874-3327

                                Not Applicable
            -------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


      TITLE OF EACH CLASS                SHARES OUTSTANDING AS OF April 30, 1995
- ------------------------------           ---------------------------------------
COMMON STOCK, $.10 PAR VALUE                       6,235,337
CLASS B COMMON STOCK, $.10 PAR VALUE               4,519,117

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                    YES  X               NO
                       ----                 ----

                             GRAPHIC INDUSTRIES, INC.
                             ------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                     PAGE NUMBER
- ------------------------------                     -----------

Item 1. - Financial Statements (Unaudited)

   Condensed Consolidated Statements of Income -      1
   three months ended April 30, 1995 and
   April 30, 1994

   Condensed Consolidated Balance Sheets -          2-3
   April 30, 1995 and January 31, 1995

   Condensed Consolidated Statements of               4
   Cash Flows - three months ended
   April 30, 1995 and April 30, 1994

   Notes to Condensed Consolidated Financial          5
   Statements - April 30, 1995


Item 2. - Management's Discussion and Analysis        6
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
- ---------------------------------------------

Item l.      Legal Proceedings                   9
     2.      Changes in Securities               9
     3.      Defaults upon Senior Securities     9
     4.      Submission of Matters to a Vote of  9
             Security Holders
     5.      Other Information                   9
     6.      Exhibits and Reports on Form 8-K    9


SIGNATURES                                      10


                          PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                 THREE MONTHS ENDED APRIL 30,
                                 ----------------------------

                                           1995          1994
                                   ------------   -----------

Net Sales                          $105,798,991   $88,081,871

Cost of Sales                        80,098,318    66,176,728
                                   ------------   -----------
                                     25,700,673    21,905,143
Selling, General and
   Administrative Expenses           18,580,916    16,454,432

Interest and Other Income-net           372,545       296,401

Interest Expense                      2,866,446     2,050,440
                                   ------------   -----------

Income before income taxes            4,625,856     3,696,672

Income Taxes                          1,850,000     1,479,000
                                   ------------   -----------

Net Income                         $  2,775,856   $ 2,217,672
                                   ============   ===========

Net Income per common share:
   Primary                         $        .26   $       .21
                                   ============   ===========
   Fully diluted                   $        .25   $       .21
                                   ============   ===========

Dividends declared:
  Common Stock                     $      .0175   $     .0175
                                   ============   ===========
  Class B Common Stock             $      .0125   $     .0125
                                   ============   ===========



See notes to condensed consolidated financial statements.

                    GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     APRIL 30,    JANUARY 31,
                                       1995          1995
                                   ------------  ------------
                                    (Unaudited)


A S S E T S
- -----------


Current Assets
  Cash and marketable
    securities                     $ 20,538,774  $ 28,287,722
  Trade accounts receivable          74,362,921    59,917,946
  Inventories:
    Materials                        13,718,006    12,325,468
    Work-in-process                  16,859,439    14,659,141
                                   ------------  ------------
                                     30,577,445    26,984,609

  Prepaid expenses and other
    current assets                    6,378,247     3,990,781
                                   ------------  ------------

          Total Current Assets      131,857,387   119,181,058

Other Assets                         18,691,621    21,461,440

Property, Plant and Equipment
  Land                                9,618,883     9,618,883
  Buildings and improvements         39,201,182    38,976,010
  Machinery and equipment           142,896,253   138,571,937
                                   ------------  ------------
                                    191,716,318   187,166,830

  Less accumulated depreciation      76,829,244    74,643,058
                                   ------------  ------------
                                    114,887,074   112,523,772
                                   ------------  ------------
                                   $265,436,082  $253,166,270
                                   ============  ============





See notes to condensed consolidated financial statements.

                    GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                       APRIL 30,     JANUARY 31,
                                         1995           1995
                                     ------------   ------------
                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
  Notes payable                      $ 31,881,771   $ 21,909,936
  Accounts payable                     25,512,925     25,308,635
  Other current liabilities            15,962,905     15,083,800
  Current portion of long-term
    obligations                        11,378,029     11,087,348
                                     ------------   ------------
       Total Current Liabilities       84,735,630     73,389,719

Long-Term Obligations, less
  current portion                      66,388,965     68,781,374

Deferred Income Taxes                  15,660,446     15,306,327

7% Convertible Subordinated
  Debentures                           20,787,000     20,787,000

Shareholders' Equity
  Preferred Stock, no par value;
    authorized 500,000
    shares; none issued                       -0-            -0-
  Common Stock, $.10 par value;
    authorized 20,000,000 shares;
    issued 6,235,337 at April 30,
    1995 and 6,234,449 at January
    31, 1995, including treasury
    shares of 77,461 at April 30,
    1995 and January 31, 1995             623,534        623,445
  Common Stock, Class B, $.10 par
    value; authorized 10,000,000
    shares; issued 4,519,117 in
    both periods                          451,912        451,912

  Additional paid-in capital            9,330,688      9,322,787
  Retained earnings                    68,252,287     65,298,086
                                     ------------   ------------
                                       78,658,421     75,696,230
  Less treasury stock at cost            (794,380)      (794,380)
                                     ------------   ------------
                                       77,864,041     74,901,850
                                     ------------   ------------
                                     $265,436,082   $253,166,270
                                     ============   ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                     ---------------------------
                                                         1995           1994
                                                     -------------  ------------
OPERATING ACTIVITIES
 Net income                                          $  2,775,856   $  2,217,672
 Depreciation and amortization                          3,949,564      3,478,281
 Provision for deferred taxes                              92,500        222,000
 Changes in operating assets and liabilities          (19,341,882)   (10,132,824)
                                                     ------------   ------------
Net cash used in operating activities                 (12,523,962)    (4,214,871)

INVESTING ACTIVITIES
 Additions to property, plant and equipment            (6,350,139)    (3,698,050)
 Net increase in marketable securities                   (564,106)    (6,277,521)
 Other investing activities                             2,807,092         91,013
                                                     ------------   ------------
Net cash used in investing activities                  (4,107,153)    (9,884,558)

FINANCING ACTIVITIES
 Borrowings on long-term obligations                      593,285        757,432
 Payments on long-term obligations                     (2,695,013)    (2,582,287)
 Net borrowings on notes payable                        9,971,835        960,998
 Dividends                                               (164,253)      (160,619)
 Other financing activities                                 7,992         20,229
                                                     ------------   ------------
Net cash provided by (used in) financing activities     7,713,846     (1,004,247)
                                                     ------------   ------------
Net decrease in cash and cash equivalents             $(8,917,269)  $(15,103,676)
                                                      ===========   ============





See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1995


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1995 Annual Report on Form l0-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of April 30, 1995 and the results of the operations and cash flows for the three months then ended. The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results to be expected for the year ending January 31, 1996.

NOTE B--ACCOUNTING FOR INVESTMENTS IN DEBT AND EQUITY SECURITIES

In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of April 30, 1995, the cumulative effect of applying Statement 115 was a reduction to shareholders' equity of $970,756 (net of $647,170 in deferred income taxes) to reflect the unrealized holding losses on securities classified as "available-for-sale." This adjustment is the result of a net increase in market interest rates since the beginning of fiscal 1995 and does not necessarily reflect the ultimate realization on these investments. This cumulative adjustment includes an increase to shareholders' equity of $342,596 (net of $261,619 in deferred income taxes) for the three months ended April 30, 1995. This change is the result of an increase in the market value of securities during the first quarter of fiscal 1996 due to a decrease in market interest rates for the period ended April 30, 1995.

NOTE C--NET INCOME PER COMMON SHARE

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

                                             THREE MONTHS
                                            ENDED APRIL 30,
                                        ----------------------

                                        1995              1994
                                        ----              ----

Net sales                              l00.0%            l00.0%
Cost of sales                           75.7              75.1
Selling, general and administrative
  expenses                              17.6              18.7
Interest and other income - net          0.4               0.3
Interest expense                         2.7               2.3
                                        ----              ----
Income before income taxes               4.4               4.2
Provision for income taxes               1.8               1.7
                                        ----              ----
Net income                               2.6%              2.5%
                                        ====              ====


RESULTS OF OPERATIONS

General.  As of April 29, 1994, the Company acquired Southern Signatures,
- --------
Inc., ("SSI") a commercial printing company in Atlanta, Georgia. The acquisition was financed through the issuance of 119,337 shares of the Company's Common Stock valued at $1,005,000.

The Company invests excess working capital in interest-bearing and investment grade short-term securities.

NET SALES.  Net sales, for the three months ended April 30, 1995, increased
- ----------
approximately $17.7 million or 20.1% as compared to the same period last year. Of this increase, approximately 2% was attributable to the net sales of SSI, approximately 4% was due to the mix of jobs produced, which included a higher than usual amount of work performed outside our plants, approximately 4% was attributable to paper price increases(which are typically passed through) and approximately 10% was due to increased sales volume growth at our operations.

COST OF SALES.  Cost of sales for the three months ended April 30, 1995
- --------------
increased 0.6%, as a percentage of sales, as compared to the same period last year. The increase is due to higher paper prices which are typically passed through and to the higher than usual mix of work performed outside our plants.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and
- ---------------------------------------------
administrative expenses for the three months ended April 30, 1995, decreased 1.1%, as a percentage of sales, as compared to the same period last year. This percentage decrease is due primarily to the significant sales increase which offset these expenses. The dollar increase in these expenses is primarily due to higher commissions on the increase in sales.

INTEREST AND OTHER INCOME-NET.  Interest and other income-net, as a percentage
- ------------------------------
of sales, remained essentially the same for the three months ended April 30, 1995, as compared to the same period last year.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, increased 0.4%
- -----------------
for the three months ended April 30, 1995, as compared to the same period last year. The increase is due primarily to an increase in the prime interest rate and higher notes payable financing on accounts receivable related to the sales increase.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months
- -------------
ended April 30, 1995 and April 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At April 30, 1995, the Company had approximately $47.1 million in working capital as compared to approximately $49.0 million at April 30, 1994. Capital expenditures for property, plant and equipment were approximately $6.4 million during the three months ended April 30, 1995.

The Company's capital expenditures and increases in current assets due to an increase in the sales volume have been financed by funds from operations, from additional borrowings, from a decrease in Other Assets representing advance payments on capital equipment made in fiscal 1995, and from use of cash and cash equivalents during the first three months. In addition, certain capital expenditures were temporarily financed with short term notes payable pending the completion of long-term financing in process at April 30, 1995.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $20.5 million at April 30, 1995, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

IMPACT OF INFLATION
- -------------------

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

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
- ----------------------------

     At April 30, 1995, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.


ITEM TWO - CHANGES IN SECURITIES
- --------------------------------

     None


ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
- --------------------------------------------

     None


ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ---------------------------------------------------------------

     None


ITEM FIVE - OTHER INFORMATION
- -----------------------------

     None


ITEM SIX - EXHIBITS AND REPORTS ON 8-K
- --------------------------------------

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



DATE: June 13, 1995
      ------------------





                                   /s/ Mark C. Pope III
                                   ----------------------------------------
                                   Mark C. Pope III
                                   Chairman and Chief Executive Officer



DATE: June 13, 1995
      ------------------



                                 /s/ David S. Fraser
                                 ----------------------------------------
                                 Chief Financial Officer and Treasurer