Form 10-Q
period 1995-07-31
GRAPHIC INDUSTRIES INC
filed 1995-09-14
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 1995             Commission File Number 0-12204


                           GRAPHIC INDUSTRIES, INC.
            (Exact Name of Registrant as Specified In Its Charter)
            ------------------------------------------------------

           GEORGIA                                   58-1101633
(State or Other Jurisdiction of                   (I.R.S. Employer
-------------------------------                   ----------------
 Incorporation of Organization)                 Identification No.)
 -----------------------------                  --------------------

 2155 MONROE DRIVE, N.E., ATLANTA, GA.                  30324
(Address of Principal Executive Offices)             (Zip Codes)
----------------------------------------             -----------

       Registrant's Telephone Number, Including Area Code (404) 874-3327

                                Not Applicable
Former name, former address and former fiscal year, if changed since last year
------------------------------------------------------------------------------

    TITLE OF EACH CLASS                SHARES OUTSTANDING AS OF JULY 31, 1995
COMMON STOCK, $.10 PAR VALUE                           6,257,551
CLASS B COMMON STOCK, $.10 PAR VALUE                   4,519,117

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES__X__          NO____

                                 GRAPHIC INDUSTRIES, INC.
                                 ------------------------


                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                PAGE NUMBER
------------------------------                -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of           1
     Income - three months ended July 31,
     1995 and July 31, 1994 - six months ended
     July 31, 1995 and July 31, 1994

     Condensed Consolidated Balance Sheets -      2-3
     July 31, 1995 and January 31, 1995

     Condensed Consolidated Statements of           4
     Cash Flows - six months ended July
     31, 1995 and July 31, 1994

     Notes to Condensed Consolidated Financial      5
     Statements - July 31, 1995



Item 2. - Management's Discussion and Analysis      6
          of Financial Condition and Results of
          Operations

PART II - OTHER INFORMATION
---------------------------

Item l.    Legal Proceedings                        9
     2.    Changes in Securities                    9
     3.    Defaults upon Senior Securities          9
     4.    Submission of Matters to a Vote of       9
           Security Holders
     5.    Other Information                        9
     6.    Exhibits and Reports on Form 8-K         9

SIGNATURES                                         10

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JULY 31,                     JULY 31,
                                 ------------------------     ---------------------------
                                     1995         1994            1995          1994
                                 -----------   ----------     ------------   ------------

Net Sales                        $97,007,946   $82,484,305    $202,806,937   $170,566,176

Cost of Sales                     73,675,471    62,689,408     153,773,789    128,866,136
                                 -----------   -----------    ------------   ------------
                                  23,332,475    19,794,897      49,033,148     41,700,040

Selling,
  General and
  Administrative Expenses         17,425,061    15,120,387      36,005,977     31,574,819

Interest and
  Other Income-net                   416,025       564,725         788,570        861,126

Interest Expense                   2,793,701     2,310,806       5,660,147      4,361,246
                                 -----------   -----------    ------------   ------------

Income before
  Income Taxes                     3,529,738     2,928,429       8,155,594      6,625,101

Income Taxes                       1,412,000     1,171,000       3,262,000      2,650,000
                                 -----------   -----------    ------------   ------------

Net Income                       $ 2,117,738   $ 1,757,429    $  4,893,594   $  3,975,101
                                 ===========   ===========    ============   ============

Net Income per
  common share:

    Primary                           $  .20       $  .17           $  .46         $  .38
                                      ======       ======           ======         ======
     Fully diluted                    $  .20       $  .17           $  .45         $  .37
                                      ======       ======           ======         ======

Dividends declared:
  Common Stock                        $.0175       $.0175           $ .035         $ .035
                                      ======       ======           ======         ======
  Class B Common
    Stock                             $.0125       $.0125           $ .025         $ .025
                                      ======       ======           ======         ======

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 JULY 31,       JANUARY 31,
                                                   1995            1995
                                              -------------    -------------
                                               (Unaudited)
A S S E T S
-----------
Current Assets
 Cash and marketable securities               $ 23,918,196     $ 28,287,722
 Trade accounts receivable                      67,523,420       59,917,946
 Inventories:
  Materials                                     13,283,294       12,325,468
  Work in process                               18,139,555       14,659,141
                                              ------------     ------------
                                                31,422,849       26,984,609

 Prepaid expenses and other
  current assets                                 6,041,306        3,990,781
                                              ------------     ------------

   Total Current Assets                        128,905,771      119,181,058

Other Assets                                    21,212,692       21,461,440

Property, Plant and Equipment
 Land                                            9,192,958        9,618,883
 Buildings and improvements                     38,410,253       38,976,010
 Machinery and equipment                       143,119,381      138,571,937
                                              ------------     ------------
                                               190,722,592      187,166,830

 Less accumulated depreciation                  78,832,633       74,643,058
                                              ------------     ------------
                                               111,889,959      112,523,772
                                              ------------     ------------
                                              $262,008,422     $253,166,270
                                              ============     ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  JULY 31,     JANUARY 31,
                                                    1995          1995
                                                 ------------  ------------
                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
 Notes payable                                   $ 27,996,831   $ 21,909,936
 Accounts payable                                  21,768,314     25,308,635
 Other current liabilities                         15,131,575     15,083,800
 Current portion of long-term
  obligations                                      12,581,505     11,087,348
                                                 ------------    -----------
   Total Current Liabilities                       77,478,225     73,389,719

Long-Term Obligations, less
 current portion                                   67,606,524     68,781,374

Deferred Income Taxes                              15,882,138     15,306,327

7% Convertible Subordinated
 Debentures                                        20,787,000     20,787,000

Shareholders' Equity
 Preferred Stock, no par value;
  authorized 500,000
  shares; none issued                                     -0-            -0-
 Common Stock, $.10 par value;
  authorized 20,000,000 shares;
  issued 6,257,551 at July 31,
  1995 and 6,234,449 at January
  31,1995, including treasury
  shares of 77,461 at July 31,
  1995 and January 31, 1995                           625,755        623,445
 Common Stock, Class B, $.l0 par
  value; authorized l0,000,000
  shares; issued 4,519,117 in
  both periods                                        451,912        451,912

 Additional paid-in capital                         9,540,486      9,322,787
 Retained earnings                                 70,430,762     65,298,086
                                                 ------------   ------------
                                                   81,048,915     75,696,230
Less treasury stock at cost                          (794,380)      (794,380)
                                                 ------------   ------------
                                                   80,254,535     74,901,850
                                                 ============   ============
                                                 $262,008,422   $253,166,270
                                                 ============   ============


See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                -----------------------------------------------


                                                             SIX MONTHS ENDED
                                                                 JULY 31,
                                                     ----------------------------
                                                          1995           1994
                                                     -----------    -------------
OPERATING ACTIVITIES
  Net income                                           $  4,893,594   $  3,975,101
  Depreciation and amortization                           7,934,076      6,992,647
  Provision for deferred taxes                              163,100        397,000
  Changes in operating assets and liabilities           (17,586,785)    (8,214,141)
                                                       ------------   ------------
Net cash (used in) provided by operating activities      (4,596,015)     3,150,607

INVESTING ACTIVITIES
  Additions to property, plant and equipment             (9,439,101)    (7,608,859)
  Net decrease (increase) in marketable securities          502,489     (5,766,226)
  Other investing activities                              2,453,074       (791,052)
                                                       ------------   ------------
Net cash used in investing activities                    (6,483,538)   (14,166,137)

FINANCING ACTIVITIES
  Borrowings on long-term obligations                     6,858,988      5,160,528
  Payments on long-term obligations                      (6,539,681)    (5,215,941)
  Net borrowings (payments) on notes payable              6,086,895     (3,690,289)
  Dividends                                                (330,152)      (323,414)
  Other financing activities                                154,521         59,629
                                                       ------------   ------------
Net cash provided by (used in) financing activities       6,230,571     (4,009,487)
                                                       ------------   ------------
Net decrease in cash and cash equivalents               $(4,848,982)  $(15,025,017)
                                                        ===========   ============




See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1995


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1995 Annual Report on Form l0-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of July 31, 1995 and the results of the operations and cash flows for the three months and six months then ended. The results of operations for the six months ended July 31, 1995 are not necessarily indicative of the results to be expected for the year ending January 31, 1996.


NOTE B--ACCOUNTING FOR INVESTMENTS IN DEBT AND EQUITY SECURITIES

In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of July 31, 1995, the cumulative effect of applying Statement 115 was a reduction to shareholders' equity of $744,118 (net of $496,078 in deferred income taxes) to reflect the unrealized holding losses on securities classified as "available-for-sale." This adjustment is the result of a net increase in market interest rates since the beginning of fiscal 1995 and does not necessarily reflect the ultimate realization on these investments. This cumulative adjustment includes an increase to shareholders' equity of $569,234 (net of $412,711 in deferred income taxes) for the six months ended July 31, 1995. This change is the result of an increase in the market value of securities during the first six months of fiscal 1996 due to a decrease in market interest rates for the period ended July 31, 1995.

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

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JULY 31              JULY 31
                                      -------------------  ------------------
                                        1995       1994      1995      1994
                                      --------   --------  --------  --------

Net sales                               100.0%    100.0%    100.0%    100.0%
Cost of sales                            75.9      76.0      75.8      75.6
Selling, general and
  administrative expenses                18.0      18.4      17.8      18.5
Interest and other income-net             0.4       0.7       0.4       0.5
Interest expense                          2.9       2.8       2.8       2.5
                                        -----     -----     -----     -----
Income before income taxes                3.6       3.5       4.0       3.9
Provision for income taxes                1.4       1.4       1.6       1.6
                                        -----     -----     -----     -----
Net income                                2.2%      2.1%      2.4%      2.3%
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

NET SALES.  Net sales, for the three months ended July 31, 1995, increased
----------
approximately $14.5 million or 17.6% as compared to the same period last year. Of this increase, approximately 10% was due to increased sales volume growth at our operations, approximately 4% was due to the mix of jobs produced, which included an increase in fulfillment business where we provide additional services and distribution, and approximately 4% was attributable to paper price increases which are typically passed through. Net sales, for the six months ended July 31, 1995, increased approximately $32.2 million or 18.9% as compared to the same period last year. Of this increase, approximately 1% was due to the net sales of SSI, approximately 10% was due to increased sales volume growth at our operations, approximately 4% was due to the mix of jobs produced (including an increase in fulfillment business) and approximately 4% was attributable to paper price increases (which are typically passed through).

COST OF SALES.  Cost of sales, as a percentage of sales, for the three months
--------------
ended July 31, 1995, remained essentially the same as compared to the same period last year. Cost of sales, as a percentage of sales, increased 0.2% for the six months ended July 31, 1995, as compared to the same period last year. During the current fiscal year, cost of sales as a percent of sales has been affected by the pass through to revenues of paper price increases and by the increase in fulfillment and distribution which does not carry the same margin as other work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
---------------------------------------------
administrative expenses decreased 0.4% as a percentage of sales for the three months ended July 31, 1995 and 0.7% for the six months ended July 31, 1995, as compared to the same periods last year. The percentage decrease in both periods is due primarily to the significant sales increase which offset these expenses. The dollar increase in these expenses is primarily due to higher commissions on the increase in sales.

INTEREST AND OTHER INCOME-NET.  Interest and other income-net, as a percentage
------------------------------
of sales, decreased 0.3% for the three months ended July 31, 1995 and 0.1% for the six months ended July 31, 1995, as compared to the same periods last year. This decrease in both periods is due to transactions related to the sale of fixed assets partially offset by increases in investment and rental income.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, increased 0.1%
-----------------
for the three months ended July 31, 1995 and 0.3% for the six months ended July 31, 1995, as compared to the same periods last year. The increase in both periods is due primarily to an increase in the prime interest rate and higher notes payable financing on accounts receivable related to the sales increase.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months and
-------------
six months ended July 31, 1995 and for the three months and six months ended July 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 1995, the Company had approximately $51.4 million in working capital as compared to approximately $49.4 million at July 31, 1994. Capital expenditures for property, plant and equipment were approximately $9.4 million for the six months ended July 31, 1995.

The Company's capital expenditures and increase in current assets due to an increase in sales volume have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first six months.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $23.9 million at July 31, 1995, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

IMPACT OF INFLATION
-------------------

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

                                 PART II - OTHER INFORMATION
                                 ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
----------------------------

        At July 31, 1995, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM TWO - CHANGES IN SECURITIES
--------------------------------

        None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------

        None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

        None

ITEM FIVE - OTHER INFORMATION
-----------------------------

        None

ITEM SIX - EXHIBITS AND REPORTS ON 8-K
--------------------------------------

        Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

        Exhibit 27 - Financial Data Schedule.

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



                                      GRAPHIC INDUSTRIES, INC.
                              ----------------------------------------



DATE: September 14, 1995
      ------------------




                             /s/ Mark C. Pope III
                             ---------------------------------------
                             Mark C. Pope III
                             Chairman and Chief Executive Officer



DATE: September 14, 1995
      ------------------



                             /s/ David S. Fraser
                             ----------------------------------------
                             Chief Financial Officer and Treasurer