Form 10-Q
period 1995-10-31
GRAPHIC INDUSTRIES INC
filed 1995-12-14
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 1995                Commission File Number 0-12204

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

                                Not Applicable
Former name, former address and former fiscal year, if changed since last report

     TITLE OF EACH CLASS                SHARE OUTSTANDING AS OF OCTOBER 31, 1995
------------------------------------    ----------------------------------------
COMMON STOCK, $.10 PAR VALUE                            6,558,345
CLASS B COMMON STOCK, $.10 PAR VALUE                    4,519,117

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


                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                  PAGE NUMBER
------------------------------                  -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of             1
     Income - three months ended October 31,
     1995 and October 31, 1994 - nine months
     ended October 31, 1995 and October 31, 1994

     Condensed Consolidated Balance Sheets -         2-3
     October 31, 1995 and January 31, 1995

     Condensed Consolidated Statements of             4
     Cash Flows - nine months ended October
     31, 1995 and October 31, 1994

     Notes to Condensed Consolidated Financial        5
     Statements - October 31, 1995


Item 2. - Management's Discussion and Analysis        6
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
---------------------------

Item l.    Legal Proceedings                         9
     2.    Changes in Securities                     9
     3.    Defaults upon Senior Securities           9
     4.    Submission of Matters to a Vote of        9
           Security Holders
     5.    Other Information                         9
     6.    Exhibits and Reports on Form 8-K          9

SIGNATURES                                          10

                                 PART I - FINANCIAL INFORMATION
                                  ITEM 1 - FINANCIAL STATEMENTS

                            GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (UNAUDITED)

                           THREE MONTHS ENDED          NINE MONTHS ENDED
                               OCTOBER 31,                OCTOBER 31,
                        -------------------------  -------------------------
                           1995          1994          1995         1994
                        -----------  ------------   ------------  -----------

Net Sales               $105,614,827  $90,398,338   $308,421,764  $260,964,514

Cost of Sales             80,536,057   67,573,154    234,309,846   196,439,290
                        ------------  -----------    -----------  ------------
                          25,078,770   22,825,184     74,111,918    64,525,224

Selling,
  General and
  Administrative
  Expenses                18,244,274   16,221,324     54,250,251    47,796,143

Interest and
  Other Income(Loss)         566,016     (718,811)     1,354,586       142,315

Interest Expense           2,923,878    2,404,121      8,584,025     6,765,367
                          ----------   ----------    -----------   -----------

Income before
  Income Taxes             4,476,634    3,480,928     12,632,228    10,106,029

Income Taxes               1,791,000    1,392,000      5,053,000     4,042,000
                          ----------   ----------    -----------   -----------

Net Income               $ 2,685,634  $ 2,088,928    $ 7,579,228   $ 6,064,029
                         ===========  ===========    ===========   ===========

Net Income per
  common share:

    Primary              $       .25  $       .20    $       .71   $       .58
                         ===========  ===========    ===========   ===========
    Fully diluted        $       .24  $       .19    $       .69   $       .57
                         ===========  ===========    ===========   ===========

Dividends declared:
  Common Stock           $     .0175   $    .0175    $     .0525   $     .0525
                         ===========   ==========    ===========   ===========
  Class B Common
    Stock                $     .0125   $    .0125    $     .0375   $     .0375
                         ===========   ==========    ===========   ===========


           See notes to condensed consolidated financial statements.

                                 GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                    OCTOBER 31,     JANUARY 31,
                                        1995            1995
                                   -------------   -------------
                                    (Unaudited)


A S S E T S
-----------

Current Assets
 Cash and marketable securities    $ 23,706,816  $ 28,287,722
 Trade accounts receivable           74,904,742    59,917,946
 Inventories:
  Materials                          12,819,099    12,325,468
  Work in process                    22,042,935    14,659,141
                                   ------------  ------------
                                     34,862,034    26,984,609

 Prepaid expenses and other
  current assets                      6,111,486     3,990,781
                                   ------------  ------------

   Total Current Assets             139,585,078   119,181,058

Other Assets                         17,346,647    21,461,440

Property, Plant and Equipment
 Land                                 8,438,522     9,618,883
 Buildings and improvements          38,761,380    38,976,010
 Machinery and equipment            154,982,328   138,571,937
                                   ------------  ------------
                                    202,182,230   187,166,830

 Less accumulated depreciation       83,857,545    74,643,058
                                   ------------  ------------
                                    118,324,685   112,523,772
                                   ------------  ------------
                                   $275,256,410  $253,166,270
                                   ============  ============


           See notes to condensed consolidated financial statements.

                                 GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                          OCTOBER 31,   JANUARY 31,
                                              1995          1995
                                         ------------  ------------
                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
 Notes payable                           $ 30,491,942    $21,909,936
 Accounts payable                          25,521,188     25,308,635
 Other current liabilities                 17,342,658     15,083,800
 Current portion of long-term
  obligations                              13,431,605     11,087,348
                                         ------------    -----------
   Total Current Liabilities               86,787,393     73,389,719

Long-Term Obligations, less
 current portion                           65,183,586     68,781,374

Deferred Income Taxes                      16,353,901     15,306,327

7% Convertible Subordinated
 Debentures                                20,787,000     20,787,000

Shareholders' Equity
 Preferred Stock, no par value;
  authorized 500,000
  shares; none issued                             -0-            -0-
 Common Stock, $.l0 par value;
  authorized 20,000,000 shares;
  issued 6,558,345 at October 31,
  1995 and 6,234,449 at January
  31, 1995, including treasury shares
  of 61,305 at October 31, 1995
  and 77,461 at January 31, 1995              655,835        623,445
 Common Stock, Class B, $.l0 par
  value; authorized l0,000,000
  shares; issued 4,519,117 in
  both periods                                451,912        451,912

 Additional paid-in capital                12,571,607      9,322,787
 Retained earnings                         73,093,872     65,298,086
                                         ------------    -----------
                                           86,773,226     75,696,230
Less treasury stock at cost                  (628,696)      (794,380)
                                         ------------    -----------
                                           86,144,530     74,901,850
                                         ------------    -----------
                                         $275,256,410   $253,166,270
                                         ============   ============


           See notes to condensed consolidated financial statements.

                                  GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                NINE MONTHS ENDED OCTOBER 31,
                                                               ------------------------------
                                                                   1995             1994
                                                                  ------           ------
OPERATING ACTIVITIES
Net income                                                      $  7,579,228   $  6,064,029
Depreciation and amortization                                     12,254,284     10,704,068
Provision for deferred taxes                                         252,650        606,000
Changes in operating assets and liabilities                      (20,975,321)   (12,070,458)
                                                                ------------   ------------
Net cash (used in) provided by
  operating activities                                              (889,159)     5,303,639

INVESTING ACTIVITIES
Additions to property, plant and equipment                       (19,599,452)   (12,094,991)
Net increase in marketable securities                               (585,560)    (6,755,976)
Other investing activities                                         9,747,641     (2,164,058)
                                                                ------------   ------------
Net cash used in investing activities                            (10,437,371)   (21,015,025)

FINANCING ACTIVITIES
Borrowings on long-term obligations                                7,028,482      6,557,422
Payments on long-term obligations                                 (9,914,401)    (7,620,165)
Net borrowings on notes payable                                    7,923,801      3,383,331
Dividends                                                           (496,002)      (486,208)
Other financing activities                                           299,966         59,629
                                                                ------------   ------------
Net cash provided by financing activities                          4,841,846      1,894,009
                                                                ------------   ------------
Net decrease in cash and cash equivalents                       $ (6,484,684)  $(13,817,377)
                                                                ============   ============





           See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               OCTOBER 31, 1995

NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1995 Annual Report on Form l0-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of October 31, 1995 and the results of the operations and cash flows for the three months and nine months then ended. The results of operations for the nine months ended October 31, 1995 are not necessarily indicative of the results to be expected for the year ending January 31, 1996.

NOTE B--ACCOUNTING FOR INVESTMENTS IN DEBT AND EQUITY SECURITIES

In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of October 31, 1995, the cumulative effect of applying Statement 115 was a reduction to shareholders' equity of $600,792 (net of $400,528 in deferred income taxes) to reflect the unrealized holding losses on securities classified as "available-for-sale." This adjustment is the result of a net increase in market interest rates since the beginning of fiscal 1995 and does not necessarily reflect the ultimate realization on these investments. This cumulative adjustment includes an increase to shareholders' equity of $712,560 (net of $508,261 in deferred income taxes) for the nine months ended October 31, 1995. This change is the result of an increase in the market value of securities during the first nine months of fiscal 1996 due to a decrease in market interest rates for the period ended October 31, 1995.

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

                                 ITEM 2
                                 ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net sales for the indicated periods.

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                          OCTOBER 31,             OCTOBER 31,
                                       ------------------     ------------------
                                          1995     1994          1995     1994
                                       --------   -------     ---------  -------
Net sales                                 100.0%  100.0%         100.0%  100.0%
Cost of sales                              76.2    74.8           76.0    75.3
Selling, general and
 administrative expenses                   17.3    17.9           17.6    18.3
Interest and other income
 (loss)                                     0.5    (0.8)           0.5     0.1
Interest expense                            2.8     2.7            2.8     2.6
                                          -----   -----          -----   -----
Income before income taxes                  4.2     3.8            4.1     3.9
Provision for income taxes                  1.7     1.5            1.6     1.6
                                          -----   -----          -----   -----
Net income                                  2.5%    2.3%           2.5%    2.3%
                                          =====   =====          =====   =====

RESULTS OF OPERATIONS

General.  As of April 29, 1994, the Company acquired Southern Signatures, Inc.
--------
("SSI"), a commercial printing company in Atlanta, Georgia. The acquisition was financed through the issuance of 119,337 shares of the Company's Common Stock valued at $1,005,000.

As of September 29, 1995 the Company acquired Carpenter Reserve Printing Company ("CRPC"), a commercial printing company in Cleveland, Ohio. The acquisition was financed through the issuance of 246,154 shares of the Company's Common Stock valued at $2,500,000.

The Company invests excess working capital in interest-bearing and investment grade short-term securities.

NET SALES.  Net sales, for the three months ended October 31, 1995, increased
----------
approximately $15.2 million or 16.8% as compared to the same period last year. Of this increase, approximately 9% was due to increased sales volume growth at our operations, approximately 1% was due to the net sales of CRPC, approximately 3% was due to the mix of jobs produced, which included an increase in fulfillment business where we provide additional services and distribution, and approximately 4% was attributable to paper price increases which are typically passed through. Net sales, for the nine months ended October 31, 1995, increased approximately $47.5 million or 18.2% as compared to the same period last year. Of this increase, approximately 1% was due to the net sales of SSI and CRPC, approximately 9% was due to increased sales volume growth at our operations, approximately 4% was due to the mix of jobs produced (including an increase in fulfillment business) and approximately 4% was attributable to paper price increases (which are typically passed through).

COST OF SALES.  Cost of sales, as a percentage of sales, increased 1.4%, for the
--------------
three months ended October 31, 1995 and 0.7% for the nine months ended October 31, 1995, as compared to the same periods last year. During the current fiscal year, cost of sales as a percent of sales has been affected by the pass through to revenues of paper price increases and by the increase in fulfillment and distribution which does not carry the same margin as other work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
---------------------------------------------
administrative expenses decreased 0.6% as a percentage of sales for the three months ended October 31, 1995 and 0.7% for the nine months ended October 31, 1995, as compared to the same periods last year. The percentage decrease in both periods is due primarily to the significant sales increase which offset these expenses. The dollar increase in these expenses is primarily due to higher commissions on the increase in sales.

INTEREST AND OTHER INCOME (LOSS).  Interest and other income (loss), as a
---------------------------------
percentage of sales, increased 1.3% for the three months ended October 31, 1995, and 0.4% for the nine months ended October 31, 1995, as compared to the same periods last year. The increase in both periods is due primarily to the fact that last year included a loss on the disposition of certain assets related to the combination, during last fiscal year, of two of the Company's subsidiaries, Graphic Direct-Illinois and Graphic Direct-Michigan. Increases in investment and rental income this year also contributed to the increase in both periods.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, increased 0.1%
-----------------
for the three months ended October 31, 1995 and 0.2% for the nine months ended October 31, 1995, as compared to the same periods last year. The increase in both periods is due primarily to an increase in the prime interest rate and higher notes payable financing on accounts receivable related to the sales increase.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months and
-------------
nine months ended October 31, 1995 and for the three months and nine months ended October 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1995, the Company had approximately $52.8 million in working capital as compared to approximately $47.2 million at October 31, 1994. Capital expenditures for property, plant and equipment were approximately $19.6 million for the nine months ended October 31, 1995. Capital expenditures recorded during the nine months ended October 31, 1995 included several projects begun in the last fiscal year. Advance payments for these projects were carried in Other Assets at January 31, 1995.

The Company's capital expenditures and increase in current assets due to an increase in sales volume have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first nine months.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $23.7 million at October 31, 1995, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

SUBSEQUENT EVENTS
-----------------

On November 1, 1995, the Company acquired Quadras, Inc., a creative design agency in Atlanta, Georgia. The acquisition was financed through the issuance of 306,612 shares of the Company's Common Stock valued at $3,000,000.

On December 1, 1995, the Company acquired the Graphic Operations Department of Bausch & Lomb, Inc. based in Rochester, New York. The Company plans to merge this operation into its Monroe Litho, Inc. subsidiary which is also based in Rochester, New York. The purchase price for this acquisition was $2,839,000 in cash.

                                 PART II - OTHER INFORMATION
                                 ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
----------------------------

     At October 31, 1995, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM TWO - CHANGES IN SECURITIES
--------------------------------

     None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------

     None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

     None

ITEM FIVE - OTHER INFORMATION
-----------------------------

     None

ITEM SIX - EXHIBITS AND REPORTS ON  FORM 8-K
--------------------------------------------

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



                                      GRAPHIC INDUSTRIES, INC.
                              ----------------------------------------




DATE: December 14, 1995
      -----------------




                              /s/ Mark C. Pope III
                              ------------------------------------
                              Mark C. Pope III
                              Chairman and Chief Executive Officer



DATE: December 14, 1995
      -----------------



                              /s/ David S. Fraser
                              -------------------------------------
                              David S. Fraser
                              Chief Financial Officer and Treasurer