Form 10-K405
period 1996-01-31
GRAPHIC INDUSTRIES INC
filed 1996-04-30
CIK 727162

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------

                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  January 31, 1996
                          -----------------------------------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________

                         Commission file number 0-12204


                            GRAPHIC INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                 58-1101633
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

 2155 MONROE DRIVE, N.E., ATLANTA, GEORGIA           30324
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



                           [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
NONAFFILIATES OF THE REGISTRANT WAS $52,833,401 AS OF APRIL 22,
1996 BASED UPON THE CLOSING SALE PRICE AS REPORTED ON THE
NASDAQ NATIONAL MARKET SYSTEM THAT DAY.

SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL, 22,
1996 - 7,060,575; SHARES OF CLASS B COMMON STOCK, $.10 PAR VALUE,
OUTSTANDING AT APRIL 22, 1996 - 4,519,117.

Documents incorporated by reference:

PORTIONS OF THE GRAPHIC INDUSTRIES, INC. ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED JANUARY 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II.

PORTIONS OF THE GRAPHIC INDUSTRIES, INC. DEFINITIVE PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD MAY 21, 1996 ARE INCORPORATED BY REFERENCE INTO PART III.




                           [Cover page 2 of 2 pages]

                                    PART I
                                    ------

ITEM 1.     BUSINESS
            --------

General
- -------

          Graphic Industries, Inc. (the "Company" or "Graphic") engages in all aspects of financial and corporate printing, reprographic services, commercial printing, direct mail printing and other graphic communications. The Company ranks approximately 18th by sales among commercial printing firms in North America. Graphic has expanded its printing and graphic arts services and its markets through a continuing program of acquisitions of established companies in its industry and through internal growth and development. The Company's competitive position has been strengthened in recent years by its substantial capital investments in advanced equipment, including computerized multicolor presses and digital prepress equipment.

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

Acquisition History
- -------------------

          Since its incorporation in 1970, Graphic has expanded from a regionally based business with only six operating companies into national network of 19 companies providing full service printing and graphic communication services. These operations, located in key markets in the United States, comprise the nation's largest network of short-to-medium run, high quality, full color commercial printing companies. In addition, Graphic's operations offer print related services including: multimedia, Internet, fulfillment, on-demand printing, creative design and reprographic services.

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

                                      Fiscal Year
                                       in which
                                      Organized
Name and                   Founded   or Acquired    Principal Services
Location                     in      by Company         or Products
- -------------------------------------------------------------------------
A.C. Scanning, Inc.         1982         1985     Color separations
(1)
 Bedford, MA

A & E Reprographic          1979         1981     Reprographic services
& Supply Co. (2)
 Jacksonville, FL

Allied Reprographics,       1986         1996     Reprographic services
Inc.
  Atlanta, GA

Arco Blueprinter            1961         1986     Reprographic services
  Asheville, NC (2)

Atlanta Blue Print          1919         1963     Reprographic services;
Co.                                               architectural,
 Atlanta, GA                                      engineering and office
products and supplies

Atlantic Reprographics      1983         1989     Reprographic services;
(2)                                               architectural,
  Myrtle Beach, SC                                engineering and office
                                                  supplies

Baum Printing House,        1923         1989     Financial and
Inc.                                              corporate printing;
 Philadelphia, PA                                 graphic communications

Carolina Reprographics      1938         1989     Reprographic services;
(2)(3)                                            architectural,
 Columbia, SC                                     engineering and office
                                                  supplies

Carpenter Reserve           1946         1996     Financial and corporate
Printing Company                                  printing; graphic
  Cleveland, OH                                   communications

Cobb Reprographics &        1971         1971     Reprographic services
Office Supply(2)
 Marietta, GA

Craftsman Printing          1957         1985     Financial and
Company                                           corporate printing;
 Charlotte, NC                                      graphic communications

                                      Fiscal Year
                                       in which
                                       Organized
Name and                    Founded   or Acquired    Principal Services
Location                      in      by Company        or Products
- -----------------------------------------------------------------------
Executive Courier,            1983       1991      Courier services
Inc.(4)
 Atlanta, GA

Graphic Direct, Inc.-         1906       1987    Direct mail and
Illinois(5)                                      business forms
 Elmhurst, IL                                    printing

Heritage Press,               1923       1986    Financial and
Inc.                                             corporate printing;
 Dallas, TX                                      graphic communications

Hoechstetter Printing         1963       1989    Financial and
Company, Inc.                                    corporate printing;
 Pittsburgh, PA                                  graphic communications

Imaging Technologies          1992       1993    Reprographic services
Services(2)
 Augusta, GA

Imaging Technologies          1954       1986    Reprographic services;
Services(2)(6)                                   architectural,
 Greenville, SC                                  engineering and office
                                                 supplies

Imaging Technologies          1962       1986    Reprographic services
Services(2)(8)
 Spartanburg, SC

IPD Printing &                1978       1986    Financial and
Distributing, Inc.                               corporate printing;
 Atlanta, GA                                     graphic
                                                 communications;
                                                 direct mail printing

Macon Blue Print              1918       1984    Reprographic services;
Company(2)                                       architectural
 Macon, GA                                       engineering and office
                                                 supplies

Mercury Printing              1961       1989    Financial and
Company, Inc.                                    corporate printing;
 Memphis, TN                                     graphic communications


                                       Fiscal Year
                                        in which
                                        Organized
Name and                  Founded      or Acquired    Principal Services
Location                     in         by Company    or Products
- ----------------------------------------------------------------------------
Monroe Litho, Inc.          1960          1990        Financial and
 Rochester, NY                                        corporate printing;
                                                      graphic communications

Prizma Photographics        1973          1981        Photographic services
(2)(7)
 Atlanta, GA

Quadras, Inc.               1983          1996        Creative Design agency
  Doraville, GA

Southern Signatures,        1991          1995        Graphic communications
Inc.
 Atlanta, GA

State Printing              1891          1988        Financial and
Company, Inc.                                         corporate printing;
 Columbia, SC                                         graphic communications

The Central Press           1965          1985        Graphic communications
of Miami, Inc.(1)
 Pompano Beach, FL

The Stein Printing          1924          1978        Financial and
Company, Inc.                                         corporate printing;
 Atlanta, GA                                          graphic communi-
                                                      cations; point-of-
                                                      purchase materials;
                                                      educational services;

W.E. Andrews Co.,           1953          1985        Financial and
Inc.                                                  corporate printing;
 Bedford, MA                                          graphic communication;
                                                      educational services


                                     Fiscal Year
                                      in which
                                      Organized
Name and                   Founded   or Acquired    Principal Services
Location                     in      by Company        or Products
- ------------------------------------------------------------------------
W.E. Andrews Co.,           1959         1985     Financial and
Inc. of Connecticut                               corporate printing;
(1)                                               graphic communications
 Hartford, CT

Wetmore & Company           1947         1986     Financial and
 Houston, TX                                      corporate printing;
graphic communications

Williams Printing           1922         1922     Financial and
Company(9)                                        corporate printing;
 Atlanta, GA                                      graphic communications; point-
                                                  of-purchase materials

- ----------------------

(1) Subsidiary of W. E. Andrews Co., Inc.

(2) Division of Atlanta Blue Print Co.

(3) Former name - Capital Blueprint Company.

(4) Subsidiary of Atlanta Blue Print Co.

(5) Former name - A.J. Kennedy & Co., Inc.

(6) Former name - Piedmont Printmakers.

(7) Former name - General Color.

(8) Former name - Spartan Blueprinters.

(9) Predecessor to the Company.

Services and Products
- ---------------------

     The following table indicates the approximate percentages of total gross revenues of the Company attributable to each class of service provided by the Company for the indicated periods:

                                       Fiscal Years
                                    -------------------
Class of Service                    1996   1995   1994
- ----------------------------------  -----  -----  -----
Financial and Corporate Printing      35%    34%    34%
Graphic Communications                43     43     41
Reprographic Services                  7      7      7
Point-of-Purchase Materials            6      6      6
Direct Mail                            6      7      9
Educational Services                   3      3      3
                                    ----   ----   ----

      Total                          100%   100%   100%
                                    ----   ----   ----

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

     Reprographic Services.  Graphic's 14 reprographic facilities in Georgia,
     ----------------------
Florida, North Carolina and South Carolina comprise the largest reprographic operation in the Southeast, serving more than 8,000 customers, principally architects, engineers and photographers. Among the services provided by the reprographic division are: diazo printing (blue on a white background), drafting and office supplies, custom color and black-and-white photographic services, color laser copying, desktop publishing, xerography, specifications printing, and laser plotting and scanning.

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

Capital Expenditures
- --------------------

     The Company has increased its capabilities for printing products and services significantly through purchases of new equipment in recent years. The following table indicates the expenditures for capital improvements (excluding assets of acquired businesses) during each of the last five years:

          Fiscal Year                   Aggregate Capital Expenditures
          -----------                   ------------------------------
            1992                                $13,243,479
            1993                                  6,631,110
            1994                                 21,126,441
            1995                                 21,927,430
            1996                                 24,982,790
                                                -----------
                                      TOTAL     $87,911,250
                                                ===========

     Except for the purchase of land, buildings and building improvements of $2,424,782, $1,401,369, $4,709,006, $5,246,153 and $2,213,282 during fiscal
1992, 1993, 1994, 1995 and 1996 respectively (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 13, Certain Relationships and Related Transactions, of this Report), the expenditures in the table above represent additional equipment acquisitions. These equipment additions increase the Company's production capacity while permitting production operations to be more labor-efficient and cost-efficient and capable of higher quality output.

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

     Specialized Equipment.  The Company's specialized equipment, in addition to
     ----------------------
the above, includes sixteen color manipulation systems which produce color separations by computerized scanning, replacing labor-intensive handwork and camera work, improving the quality of the product and turnaround time, and reducing the unit cost of a separation (used in color printing).

     The Company also owns 43 saddle stitcher/collator/trimmers and perfect binding machines. This equipment includes a 27-pocket automatic perfect binder which collates, binds and trims up to 864 pages in one operation and is used for producing telephone directories and bulky catalogs.

     Printing Presses.  During fiscal 1996, the Company operated an aggregate of
     -----------------
116 sheetfed offset presses, web offset presses and letterpresses, including 83 which print four to eight colors simultaneously.

Sales and Marketing
- -------------------

     The Company seeks to maximize the benefits of its diversification by decentralized marketing efforts of the various subsidiaries, each of which has expertise in certain printing specialties. Collectively, the subsidiaries have enabled the Company to improve its overall market position in the printing industry.

     At January 31, 1996, the Company's services were marketed by 272 full-time salaried and commissioned sales persons employed by the Company's subsidiaries. Although each sales person has primary responsibility to represent his own company, he has access to the full range of services performed by the Company, thus maximizing his potential sales volume and the sales potential of Graphic. This strategy is based on orientation of accounts by the Company's organization to serve the total printing and graphic arts needs of its customers.

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

     At January 31, 1996, the Company had more than 10,000 customer accounts.
No customer accounted for as much as 10% of the Company's revenues during fiscal 1996.

Employees
- ---------

     The Company employed 3,379 associates at January 31, 1996. Approximately 10 percent of the Company's associates are represented by one of five unions covering mostly pressroom and bindery personnel. Collective bargaining contracts are negotiated on an individual plant basis. The Company has not experienced any significant work stoppages in more than 10 years.

Competition
- -----------

     The printing and graphic arts industry is one of the largest and most geographically dispersed manufacturing industries in the United States. The U.S. Department of Commerce estimates there are approximately 37,000 commercial printing plants in the nation with shipments of commercial printing reaching approximately $66.0 billion in 1994. Most of the Company's operations are included in the commercial printing category.

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

ITEM 2.   PROPERTIES
          ----------

     The following table contains information regarding the Company's facilities as of April 22, 1996, all of which are leased except as otherwise noted:

         Facility                 Square Feet             Use (1)
- --------------------------------  -----------  ------------------------------

Graphic Industries, Inc.(2)(3)        9,080    Corporate
  Atlanta, GA                                  headquarters

A & E Reprographic &                  9,150    Production, sales and office
Supply Co.
  Jacksonville, FL

Allied Reprographics,Inc.            20,750    Production, sales and office
   Atlanta, GA

Arco Blueprinter                      5,000    Production, sales and office
  Asheville, NC

Atlanta Blue Print Co.               43,500    Production, sales and office
  Atlanta, GA

Atlantic Reprographics                5,000    Production, sales and office
  Myrtle Beach, SC

Baum Printing House, Inc.            61,848    Production, sales and office
  Philadelphia, PA

Carolina Reprographics(3)            17,700    Production, sales and office
  Columbia, SC

Carpener Reserve Printing Co.        39,600    Production, sales and office
   Cleveland, OH

Cobb Reprographics &                  3,600    Production, sales and office
Office Supply
  Marietta, GA

Craftsman Printing Company(2)        94,956    Production, sales, office and
  Charlotte, NC                                warehouse

Executive Courier, Inc.(2)            4,000    Sales and office
  Atlanta, GA

Graphic Direct, Inc.-                72,888    Production, sales and office
Illinois(4)
 Elmhurst, IL


         Facility                 Square Feet             Use (1)
- --------------------------------  -----------  ------------------------------

Heritage Press, Inc.(2)(3)          106,000    Production, sales, office and
  Dallas, TX                                   warehouse

Hoechstetter Printing               138,000    Production, sales and office
Company, Inc.(2)
  Pittsburgh, PA

Imaging Technologies                  1,200    Production, sales and office
Services
  Augusta, GA

Imaging Technologies                 15,000    Production, sales and office
Services
  Greenville, SC

Imaging Technologies                  2,500    Production, sales and office
Services
  Spartanburg, SC

IPD Printing & Distributing,        208,440    Production, sales, office and
Inc. (2)                                       warehouse
  Atlanta, GA

Macon Blue Print Company             10,000    Production, sales and office
  Macon, GA

Mercury Printing Company,            54,134    Production, sales and office
Inc.
  Memphis, TN

Monroe Litho, Inc.                   53,000    Production, sales and office
  Rochester, NY

Prizma Reprographics                  1,500    Production, sales and office
  Atlanta, GA

Quadras, Inc.                        36,000    Production, sales and office
   Doraville, GA

Southern Signatures, Inc.            25,000    Production, sales and office
  Atlanta, GA

State Printing Company(2)            60,000    Production, sales and office
  Columbia, SC

The Central Press of                 41,000    Production, sales and office
Miami, Inc.(2)
 Pompano Beach, FL



         Facility                 Square Feet             Use (1)
- --------------------------------  -----------  ------------------------------


The Stein Printing Company,          131,624    Administrative offices,
Inc.(2)                                         conference rooms, production
  Atlanta, GA                                   and warehouse

W.E. Andrews Co., Inc.(5)             98,709    Production, sales and office
  Bedford, MA

W.E. Andrews Co., Inc. of             44,000    Production, sales and office
Connecticut
  Hartford, CT

Wetmore & Company(2)                 112,043    Production, sales, office and
  Houston, TX                                   warehouse

Williams Printing Company(2)(3)      139,160    Production, sales, office and
  Atlanta, GA                                   warehouse


- ----------------------------

(1) Building space used for "production" as shown in the table above includes functions such as layout, design, typesetting, printing, binding, photographic processes and finishing. The Company believes that its facilities are in good condition and adequate for the purposes for which they are used. The aggregate annual rental cost for the total of approximately 460,669 square feet of leased space described above is approximately $1,947,849. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)  These facilities are owned by the company.

(3)  Includes two facilities.

(4) Includes two facilities, one of which is owned by the Company (30,838 square feet).

(5) Includes two facilities, one of which is owned by the Company (67,015 square feet).

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     At the end of fiscal year 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

     Officers are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:


                         Position with Company,
                         Principal Occupation,
                         Business Experience,
      Name               Other Directorships                    Age
- -----------------------  -----------------------------        -------

Mark C. Pope III         Chairman of the Board of               71
                         Graphic Industries since
                         1970 and President of
                         Graphic Industries 1970-1989

Mark C. Pope IV (1)      President of Graphic                   45
                         Industries since 1989,
                         Vice President of Graphic
                         Industries 1984-1989,
                         Assistant Secretary of
                         Graphic Industries 1979-
                         1989; President of
                         Williams Printing
                         Company 1982-1987 (2)

Alvan A. Herring, Jr.    Vice President of Graphic              52
                         Industries since 1990;
                         President, Foote & Davies,
                         Inc. 1989-90; Senior Vice
                         President Foote & Davies, Inc.
                         1982-1989

William A. Wood          Vice President of Graphic              76
                         Industries since 1986;
                         President of The Stein
                         Printing Company, Inc.
                         1978-1986 (2)

                          Position with Company,
                          Principal Occupation,
                          Business Experience,
       Name               Other Directorships                    Age
- ----------------------    -------------------------------      -------

Joseph A. Fasolo           Vice President of Graphic             54
                           Industries since 1994;
                           President of Baum Printing,
                           Inc. since 1988 (2)

Jim R. Tidwell             Vice President of Graphic             56
                           Industries since 1993;
                           President of Craftsman
                           Printing Company since
                           1993; President of Heritage
                           Press, Inc. 1991-93;
                           President of Wetmore &
                           Company 1988-91(2)

David S. Fraser            Chief Financial Officer and           57
                           Treasurer of Graphic Industries,
                           Inc. since 1994; President of
                           L.S. Brown Co. and Marine
                           Distributors, Inc. 1986-1994

Donald P. Hunnicutt        Secretary of Graphic                  52
                           Industries since 1987;
                           Controller of Graphic
                           Industries 1983-1987


- ----------------------

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     This information is incorporated by reference to "Market For Common Stock" and "Dividend Information" on the inside back cover of the Registrant's annual shareholders report for the year ended January 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     This information is incorporated by reference to "10-Year Comparative Summary of Operations" and "10-Year Comparative Consolidated Balance Sheets" on pages 6-9 of the Registrant's annual shareholders report for the year ended January 31, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-19 of the Registrant's annual shareholders report for the year ended January 31, 1996 are incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The report of independent auditors and consolidated financial statements included on page 20-29 of the Registrant's annual shareholders report for the year ended January 31, 1996 are incorporated by reference.

     "Quarterly Results of Operations" on page 30 of the Registrant's annual shareholders report for the year ended January 31, 1996 are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information concerning directors is incorporated by reference to "Proposal 1 - Election of Directors" in the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1996 fiscal year.

     Reference is also made to Item 4(A) of Part I of this Report, "Executive Officers of the Registrant," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     This information is incorporated by reference to "Executive Compensation - Executive Compensation Tables", in the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     This information is incorporated by reference to "Proposal 1 - Election of Directors" in the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     This information is incorporated by reference to "Proposal 1 - Election of Directors - Certain Transactions" in the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1996 fiscal year.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

     (a)  The following documents are filed as part of this Report:

          1.  Financial Statements.

              The following consolidated financial statements of the Registrant, included in the annual shareholders report for fiscal year ended January 31, 1996, are incorporated by reference in Item 8:

              * Consolidated Balance Sheets - January 31, 1996 and January 31, 1995.

              * Consolidated Statements of Income - fiscal years ended January 31, 1996, 1995 and 1994.

              * Consolidated Statements of Shareholders' Equity - fiscal years ended January 31, 1996, 1995 and 1994.

              * Consolidated Statements of Cash Flows - fiscal years ended January 31, 1996, 1995 and 1994.

              *  Notes to Consolidated Financial Statements - January 31, 1996.

          2.  Financial Statement Schedule


  Schedule    The following consolidated statement schedule of the
   Number     Registrant is included in Item 14(d):
   ------

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

     10(kkk) Offer to Purchase and Supplement to Offer to Purchase between the Registrant and Kenneth A. Walt, as Trustee for the Estate of Graphic Dynamics, Inc. dated January 31, 1994. (13)

     10(lll) Agreement and Plan of Reorganization between the Registrant, SS Acquisition Co., Southern Signatures, Inc., Brian R. Smith, MI Holdings, Inc. and Steven C. Carson, M.D., Pension Fund dated April 19, 1994. (14)

     10(mmm) Promissory Note and Master Security Agreement between Mercury Printing Company, Fleet Credit Corporation and the Registrant dated May 5, 1994. (14)

     10(nnn) First Mortgage Real Estate Note and Security Agreement between the Registrant and MetLife Capital Financial Corporation dated July 21, 1994. (14)

     10(ooo) Promissory Note, Credit Agreement and Security Agreement between Wetmore & Company, Texas Commerce Bank and the Registrant dated September 14, 1994 along with Guaranty of the Registrant. (14)

     10(ppp) Term Loan, Security and Guaranty Agreement between IPD Printing & Distributing, Inc., Trust Company Bank and the Registrant dated November 30, 1994. (14)

     10(qqq) First Mortgage Real Estate Note, deed to secure debt and Security Agreement between the Registrant and MetLife Capital Financial Corporation dated December 27, 1994. (14)

     10(rrr) Agreement and Plan of Reorganization between the Registrant, Quadras Acquisition Company, QQQ, Inc., Quadras, Inc., Sara Senie Harris and Cynthia A. Morgan dated November 1, 1995.

     10(sss) Agreement and Plan of Merger between the Registrant, Allied Acquisition Corp., Allied Reprographic Services,Inc. and Vernon E. Langford dated August 1, 1995.

     10(ttt) Agreement and Plan of Merger between the Registrant, Carpenter Reserve Printing Company, Carpenter Acquisition Company and the shareholders of Carpenter Reserve Printing Companay dated September 21, 1995.

     10(uuu) Credit Agreement between the Registrant, co-agents and NationsBank of Georgia, NA, as agent, dated December 21, 1995.

     10(vvv) Asset Sale Agreement between the Registrant, Bausch & Lomb Incorporated, and Monroe Litho, Inc., a wholly owned subsidiary of the Registrant, dated December 1, 1995.

     11       Computation of Earnings Per Share.

     13 The Registrant's 1996 Annual Shareholders Report. With the exception of information expressly incorporated herein by reference, the 1996 Annual Shareholders Report is not deemed to be filed with the commission.

     22       Subsidiaries of the Registrant.

     23       Consent of Independent Auditors.

     *        Compensatory Plan, arrangement or management contract.

- --------------------

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

(14) Incorporated herein by reference to Exhibit of same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1995. (File No. 0-12204).

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended January 31, 1996.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRAPHIC INDUSTRIES, INC.

Date:  April 29, 1996                 By:  /s/  Mark C. Pope, III
                                           -------------------------
                                           Mark C. Pope, III
                                           Chairman of the Board



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 29, 1996                   /s/  Mark C. Pope, III
                                        -------------------------------
                                        Mark C. Pope, III
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date:  April 29, 1996                   /s/  David S. Fraser
                                        -------------------------------
                                        David S. Fraser
                                        Chief Financial Officer and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

Date:  April 29, 1996                   /s/  Mark C. Pope, IV
                                        -------------------------------
                                        Mark C. Pope, IV
                                        Director

Date:  April 29, 1996                   /s/  William A. Wood, Jr.
                                        -------------------------------
                                        William A. Wood, Jr.
                                        Director

Date:  April 29, 1996                   /s/  John R. Pope
                                        -------------------------------
                                        John R. Pope
                                        Director


Date:  April 29, 1996                   /s/  Alvan A. Herring, Jr.
                                        -------------------------------
                                        Alvan A. Herring, Jr.
                                        Director

Date:  April 29, 1996                   /s/  Clifford M. Kirtland, Jr.
                                        ------------------------------
                                        Clifford M. Kirtland, Jr.
                                        Director

Date:  April 29, 1996                   /s/  Ralph N. Strayhorn, Jr.
                                        ------------------------------
                                        Ralph N. Strayhorn, Jr.
                                        Director

Date:  April 29, 1996                   /s/  Warren E. Andrews
                                        ------------------------------
                                        Warren E. Andrews
                                        Director

Date:  April 29, 1996                   /s/  Carter D. Pope
                                        ------------------------------
                                        Carter D. Pope
                                        Director

Date:  April 29, 1996                   /s/ James A. Hatcher
                                        ------------------------------
                                        James A. Hatcher
                                        Director

                   Graphic Industries, Inc. and Subsidiaries

                Schedule II--Valuation and Qualifying Accounts


     Column A                     Column B                Column C                  Column D            Column E
- ---------------------------------------------------------------------------------------------------------------------
                                  Balance at     Charged to
                                 Beginning of     Costs and        Charged to                         Balance at End
   Classification                  Period         Expenses       Other Accounts    Deductions(1)         of Period
- ---------------------------------------------------------------------------------------------------------------------
Year ended January 31, 1996:
  Accounts receivable allowance   $1,075,000      $1,532,236          $ -            $1,357,236          $1,250,000

Year ended January 31, 1995:
  Accounts receivable allowance    1,157,794       1,345,038            -             1,427,832           1,075,000

Year ended January 31, 1994:
  Accounts receivable allowance    1,079,000       1,778,552            -             1,699,814           1,157,794

(1) Uncollectible accounts written off, net of recoveries.