Form 10-Q
period 1996-04-30
GRAPHIC INDUSTRIES INC
filed 1996-06-14
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 1996               Commission File Number 0-12204


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


       Registrant's Telephone Number,Including Area Code (404) 874-3327

                                Not Applicable
Former name, former address and former fiscal year, if changed since last report

   Title of each Class                    Shares Outstanding as of April 30,1996
   -------------------                    --------------------------------------
COMMON STOCK, $.10 PAR VALUE                             7,144,444
CLASS B COMMON STOCK, $.10 PAR VALUE                     4,519,117

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

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                PAGE NUMBER
- ------------------------------                -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of Income -      1
     three months ended April 30, 1996 and
     April 30, 1995

     Condensed Consolidated Balance Sheets -          2-3
     April 30, 1996 and January 31, 1996

     Condensed Consolidated Statements of               4
     Cash Flows - three months ended
     April 30, 1996 and April 30, 1995

     Notes to Condensed Consolidated Financial          5
     Statements - April 30, 1996


Item 2. - Management's Discussion and Analysis          7
          of Financial Condition and Results of
          Operations


                PART II - OTHER INFORMATION
           --------------------------------------

Item l.    Legal Proceedings                          10
     2.    Changes in Securities                      10
     3.    Defaults upon Senior Securities            10
     4.    Submission of Matters to a Vote of         10
           Security Holders
     5.    Other Information                          10
     6.    Exhibits and Reports on Form 8-K           10

SIGNATURES                                            11

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                     THREE MONTHS ENDED APRIL 30,
                                    -----------------------------

                                          1996           1995
                                     ------------   ------------

Net sales                            $112,961,201   $105,798,991

Cost of sales                          84,380,473     80,098,318
                                     ------------   ------------
                                       28,580,728     25,700,673
Selling, general and
  administrative expenses              20,632,952     18,580,916

Restructuring charge                    9,000,000              -

Interest and other income-net             770,714        433,391

Interest expense                        2,688,539      2,927,292
                                     ------------   ------------

Income (loss) before income taxes      (2,970,049)     4,625,856

Income taxes (benefit)                   (561,000)     1,850,000
                                     ------------   ------------

Net income (loss)                    $ (2,409,049)  $  2,775,856
                                     ============   ============

Net income (loss) per share:
  Primary                            $       (.21)  $        .26
                                     ============   ============
  Fully diluted                      $       (.21)  $        .25
                                     ============   ============

Dividends declared:
 Common Stock                        $      .0175   $      .0175
                                     ============   ============
 Class B Common Stock                $      .0125   $      .0125
                                     ============   ============



See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                      APRIL 30,    JANUARY 31,
                                        1996          1996
                                   -------------  -------------
                                    (Unaudited)

A S S E T S
- -----------

Current Assets
 Cash and marketable securities    $ 27,896,254  $ 34,507,981
 Trade accounts receivable           79,623,599    73,807,212
 Inventories:
  Materials                          10,797,303    11,695,824
  Work-in-process                    21,695,535    18,593,850
                                   ------------  ------------
                                     32,492,838    30,289,674

 Prepaid expenses and other
  current assets                      4,678,250     3,871,083
                                   ------------  ------------

   Total Current Assets             144,690,941   142,475,950

Other Assets                          8,362,156     5,243,584

Property, Plant and Equipment
 Land                                 8,414,866     8,414,866
 Buildings and improvements          39,869,056    39,693,622
 Machinery and equipment            159,779,683   157,372,381
                                   ------------  ------------
                                    208,063,605   205,480,869

 Less accumulated depreciation       87,340,841    83,041,109
                                   ------------  ------------
                                    120,722,764   122,439,760

Goodwill-net                         16,322,260    16,343,418
                                   ------------  ------------
                                   $290,098,121  $286,502,712
                                   ============  ============





See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                      APRIL 30,     JANUARY 31,
                                        1996           1996
                                    ------------   ------------
                                    (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
 Notes payable                      $ 19,482,258   $ 16,917,239
 Accounts payable                     19,908,971     19,930,381
 Other current liabilities            20,559,560     17,948,371
 Current portion of long-term
  obligations                          3,397,459      3,609,760
                                    ------------   ------------
   Total Current Liabilities          63,348,248     58,405,751

Long-Term Obligations, less
 current portion                      99,950,329     97,651,125

Deferred Income Taxes                 15,049,061     16,043,672

7% Convertible Subordinated
 Debentures                           20,787,000     20,787,000

Shareholders' Equity
 Preferred Stock, no par value;
  authorized 500,000
  shares; none issued                        -0-            -0-
 Common Stock, $.10 par value;
  authorized 20,000,000 shares;
  issued 7,144,444 at April 30,
  1996 and 7,104,250 at January
  31, 1996, including treasury
  shares of 81,375 at April 30,
  1996 and 95,791 at January 31,
  1996                                   714,444        710,425
 Common Stock, Class B, $.10 par
  value; authorized 10,000,000
  shares; issued 4,519,117 in
  both periods                           451,912        451,912

 Additional paid-in capital           17,587,419     17,182,567
 Retained earnings                    73,021,356     76,229,748
                                    ------------   ------------
                                      91,775,131     94,574,652
 Less treasury stock at cost            (811,648)      (959,488)
                                    ------------   ------------
                                      90,963,483     93,615,164
                                    ------------   ------------
                                    $290,098,121   $286,502,712
                                    ============   ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
- -----------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                      ------------------------
                                                         1996          1995
                                                      ---------     ----------

OPERATING ACTIVITIES
Net income (loss)                                   $ (2,409,049)   $2,775,856
Restructuring charge, net of tax                       6,026,500             -
Depreciation and amortization                          4,467,045     3,949,564
Loss (gain) on sale of property, plant
  and equipment and investments                         (102,250)       68,910
Provision for deferred taxes                             120,625        92,500
Changes in operating assets and liabilities           (9,771,908)  (19,316,240)
                                                    ------------   ------------
Net cash used in operating activities                 (1,669,037)  (12,429,410)

INVESTING ACTIVITIES
Additions to property, plant and equipment            (5,020,077)   (6,350,139)
Proceeds from sale of property, plant
  and equipment                                            7,133       405,112
Assets of acquired businesses, net of
  cash acquired                                         (419,140)     (159,873)
Net purchase of marketable securities                 (5,855,014)     (553,927)
Other investing activities                            (3,241,909)    2,457,122
                                                    ------------   -----------
Net cash used in investing activities                (14,529,007)   (4,201,705)

FINANCING ACTIVITIES
Borrowings on long-term obligations                    3,000,000       593,285
Payments on long-term obligations                       (913,097)   (2,695,013)
Net borrowings on notes payable                        2,565,019     9,971,835
Dividends                                               (180,230)     (164,253)
Other financing activities                               173,120         7,992
                                                    ------------   -----------
Net cash provided by financing activities              4,644,812     7,713,846
                                                    ------------   -----------

Net decrease in cash and cash equivalents            (11,553,232)   (8,917,269)

Cash and cash equivalents at beginning of period      14,476,139     6,617,595
                                                    ------------   -----------
Cash and cash equivalents at end of period          $  2,922,907  $ (2,299,674)
                                                      ==========    ==========




See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1996


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1996 Annual Report on Form l0-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of April 30, 1996 and the results of the operations and cash flows for the three months then ended. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the year ending January 31, 1997.


NOTE B--MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such securities at each balance sheet date. At April 30, 1996, all marketable securities were classified as "available for sale" and, therefore, were carried at fair value, with the difference between cost and fair value, net of tax, reported as a component of retained earnings. At April 30, 1996, this difference was an unrealized loss of $959,434 net of income taxes of $651,508. This difference was due to the effect of changes in market interest rates on the fair value of these securities.


NOTE C--NET INCOME (LOSS) PER COMMON SHARE

Primary earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Fully diluted earnings
(loss) per share are based on the weighted average number of shares outstanding and, when dilutive, assumed conversion of convertible securities during the period, after appropriate adjustments for interest and applicable income tax effect.

NOTE D--RESTRUCTURING CHARGE

On May 14, 1996 the Company announced an agreement in principle for the sale of its direct-mail subsidiary, Graphic Direct, Inc.-Illinois ("GDI") and the closing of a commercial printing subsidiary, The Stein Printing Company, Inc. ("SPC"). On May 31, 1996, the sale of certain assets of GDI was concluded. In connection with these actions, the Company recorded in its first quarter ended April 30, 1996, a one-time pre-tax restructuring charge of $9,000,000. The after-tax effect of the charge was $6,026,500 or equivalent to $0.52 per common share. The charge primarily covers the costs of liquidating and disposing of certain assets, the write-off of intangible assets, and a provision for certain expenses, including severance pay and future lease obligations.

The composition of the Company's restructuring reserves is as follows:


                                           Writedown                  Restructuring
                           Original        of Assets                    Reserves as
                         Restructuring      to Fair         Cash        of April 30,
                            Reserve          Value         Payments        1996
                         -------------  --------------  ------------  -------------
Restructuring loss on
 writedown of current
 assets.................  $1,633,665      $(1,633,665)           -     $        -

Restructuring loss on
 writedown of property
 and equipment and
 other assets...........   2,516,688       (2,516,688)           -             -

Restructuring expendi-
 tures to close
 facilities.............   4,161,018                -            -      4,161,018

Impairment loss on
 intangible assets......     688,629         (688,629)           -              -
                          ----------    -------------   -------------  ----------

Total restructuring
 reserves...............  $9,000,000      $(4,838,982)           -     $4,161,018
                          ==========    =============   =============  ==========


For the three months ended April 30, 1995, the combined results for GDI and SPC were net sales of $8,869,207 and pre-tax loss of $(434,014). For the three months ended April 30, 1996, the combined results were net sales of $6,738,947 and a pre-tax loss of $(135,342).

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

                                             THREE MONTHS
                                            ENDED APRIL 30,
                                      ---------------------------

                                         1996              1995
                                      ----------        ---------

Net sales                               l00.0%            l00.0%
Cost of sales                            74.7              75.7
Selling, general and administrative
 expenses                                18.2              17.6
Restructuring charge                      8.0                 -
Interest and other income - net           0.7               0.4
Interest expense                          2.4               2.7
                                        -----              ----
Income before income taxes               (2.6)              4.4
Provision for income taxes (benefit)     (0.5)              1.8
                                        -----              ----
Net income (loss)                        (2.1)%             2.6%
                                        =====              ====


RESULTS OF OPERATIONS

General.  As of September 29, 1995 the Company acquired Carpenter Reserve
- --------
Printing Company ("CRPC"), a commercial printing company in Cleveland, Ohio.
The acquisition was financed through the issuance of 246,154 shares of the Company's Common Stock valued at $2,500,000. On April 18, 1996, the Company issued an additional 37,770 shares of Common Stock valued at $383,591 as a final adjustment to the purchase of CRPC.

As of November 1, 1995 the Company acquired Quadras, Inc. ("Quadras"), a creative design agency in Atlanta, Georgia. The acquisition was financed through the issuance of 306,612 shares of the Company's Common Stock valued at $3,000,000.

As of December 1, 1995 Monroe Litho, Inc., Rochester, New York, a subsidiary of the Company, acquired the Graphic Operations Department of Bausch & Lomb, Incorporated for $2,839,000 in cash and subsequently merged the operation into its facility.

As of April 30, 1996 the Company recorded a one-time pre-tax restructuring charge of $9,000,000. The after-tax effect of the charge was $6,026,500. The charge was discussed previously in Note D of the Notes to Condensed Consolidated Financial Statements. Excluding the one-time charge, net income was $3,617,451 or $0.31 per share, an increase of 30.3% versus last year.

NET SALES.  Net sales, for the three months ended April 30, 1996, increased
- ----------
approximately $7.2 million or 6.8% as compared to the same period last year. Of this increase, approximately 4.5% was attributable to the net sales of the three acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 4.6%. In the prior year, sales were affected by the pass through to revenues of the significant increase in paper prices. In the current fiscal year, paper prices have stabilized and it is therefore difficult to make meaningful year to year comparisons.

COST OF SALES.  Cost of sales, as a percentage of sales, decreased 1.0%, for the
- --------------
three months ended April 30, 1996. The improvement resulted from the stabilization of paper prices which has allowed our companies to more fully recover these costs in their pricing. Paper costs as a percentage of sales decreased 1.2% during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
- ---------------------------------------------
administrative expenses increased 0.6%, as a percentage of sales, as compared to the same period last year. The increase is due primarily to higher sales costs resulting from adding new sales personnel and to a higher level of business activity.

RESTRUCTURING CHARGE.  See Note D to Condensed Consolidated Financial
- ---------------------
Statements.

INTEREST AND OTHER INCOME-NET.  Interest and other income-net, as a percentage
- ------------------------------
of sales, increased 0.3% for the three months ended April 30, 1996. This change is due to an increase in investment income this year and to a write-down of certain assets in the prior year.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, decreased 0.3%
- -----------------
for the three months ended April 30, 1996, as compared to the same period last year. This decrease is the result of lower borrowing costs due to the refinancing of substantially all floating rate obligations in December 1995, partially offset by higher average borrowings compared to the first quarter last year.

INCOME TAXES (BENEFIT).  The income tax benefit, as a percentage of sales, was
- -----------------------
(18.9%) for the three months ended April 30, 1996. The tax benefit resulted from the loss caused by the $9,000,000 pre-tax restructuring charge discussed in Note D previously. A portion of the restructuring charge related to the write-off of intangible assets for which there is no tax benefit. The effective income tax rate prior to the restructuring charge was 40.0% for the three months ended April 30, 1996. The effective income tax rate was 40.0% for the three months ended April 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At April 30, 1996, the Company had approximately $81.3 million in working capital as compared to approximately $47.1 million at April 30, 1995. Capital expenditures for property, plant and equipment were approximately $5.0 million during the three months ended April 30, 1996.

The Company's capital expenditures and increase in current assets due to an increase in the sales volume have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first three months.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $27.9 million at April 30, 1996, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
- ----------------------------

     At April 30, 1996, there were no material pending legal   proceedings to
     which the Company was a party or to which any   of its property was the
     subject.


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


ITEM FIVE - OTHER INFORMATION
- -----------------------------

     None


ITEM SIX - EXHIBITS AND REPORTS ON 8-K
- --------------------------------------

     Exhibit 11 - Statement Regarding Computation of Earnings Per   Share.

     Reports on Form 8-K - A Form 8-K was filed May 28, 1996, with respect to the restructuring plan discussed in Note D of the Notes to Condensed Consolidated Financial Statements.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GRAPHIC INDUSTRIES, INC.
                         -----------------------------------------



DATE: June 13, 1996
     ----------------



                         /s/ Mark C. Pope III
                         -----------------------------------------
                         Mark C. Pope III
                         Chairman and Chief Executive Officer



DATE: June 13, 1996
     ----------------



                         /s/ David S. Fraser
                         ----------------------------------------
                         Chief Financial Officer and Treasurer