Form 10-Q
period 1996-07-31
GRAPHIC INDUSTRIES INC
filed 1996-09-13
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended July 31, 1996                   Commission file number 0-12204

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

                                NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

     TITLE OF EACH CLASS                   SHARES OUTSTANDING AS OF JULY 31 1996
     -------------------                   -------------------------------------
COMMON STOCK, $.10 PAR VALUE                                7,208,454
CLASS B COMMON STOCK, $.10 PAR VALUE                        4,519,117


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES  X        NO
                               -----         -----

                             GRAPHIC INDUSTRIES, INC.
                             ------------------------


                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                   PAGE NUMBER
- ------------------------------                                   -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of                              1
     Income - three months ended July 31,
     1996 and July 31, 1995 - six months ended
     July 31, 1996 and July 31, 1995

     Condensed Consolidated Balance Sheets -                          2,3
     July 31, 1996 and January 31, 1996

     Condensed Consolidated Statements of                              4
     Cash Flows - six months ended July
     31, 1996 and July 31, 1995

     Notes to Condensed Consolidated Financial                        5,6
     Statements - July 31, 1996


Item 2. - Management's Discussion and Analysis                        7-10
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
- ---------------------------

Item l.    Legal Proceedings                                          11
     2.    Changes in Securities                                      11
     3.    Defaults upon Senior Securities                            11
     4.    Submission of Matters to a Vote of                         11
           Security Holders
     5.    Other Information                                          11
     6.    Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                            12

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                          THREE MONTHS ENDED           SIX MONTHS ENDED
                               JULY 31,                    JULY 31,
                       ------------------------  ----------------------------
                           1996         1995          1996         1995
                       ------------ -----------  ------------   -------------

Net sales              $102,068,890 $97,007,946  $215,030,091   $202,806,937

Cost of sales            77,270,786  73,675,471   161,651,259    153,773,789
                       ------------ -----------  ------------   ------------
                         24,798,104  23,332,475    53,378,832     49,033,148

Selling,
 general and
 administrative
 expenses                18,977,889  17,425,061    39,610,841     36,005,977

Restructuring
 charge                           -           -     9,000,000              -

Interest and
 other income-net           886,756     462,921     1,657,470        896,312

Interest expense          2,729,741   2,840,597     5,418,280      5,767,889
                       ------------  ----------  ------------   ------------

Income before
 income taxes             3,977,230   3,529,738     1,007,181      8,155,594

Income taxes              1,591,000   1,412,000     1,030,000      3,262,000
                       ------------  ----------  ------------   ------------

Net income (loss)      $  2,386,230  $2,117,738  $    (22,819)  $  4,893,594
                       ============  ==========  ============   ============

Net income (loss)
 per share:
  Primary                    $  .21      $  .20         $   -          $ .46
                             ======      ======         =====          =====
  Fully diluted              $  .20      $  .20         $   -          $ .45
                             ======      ======         =====          =====

Dividends declared:
 Common Stock                $.0175      $.0175         $.035          $.035
                             ======      ======         =====          =====
 Class B Common
  Stock                      $.0125      $.0125         $.025          $.025
                             ======      ======         =====          =====

See notes to condensed consolidated financial statements.

                    GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                      JULY 31,      JANUARY 31,
                                        1996            1996
                                   -------------   -------------
                                    (Unaudited)


A S S E T S
- -----------

Current Assets
 Cash and marketable securities    $ 28,678,290    $ 34,507,981
 Trade accounts receivable           73,056,428      73,807,212
 Inventories:
  Materials                          10,823,160      11,695,824
  Work in process                    22,112,268      18,593,850
                                   ------------    ------------
                                     32,935,428      30,289,674

 Prepaid expenses and other
  current assets                      4,488,223       3,871,083
                                   ------------    ------------

   Total Current Assets             139,158,369     142,475,950

Other Assets                         10,827,545       5,243,584

Property, Plant and Equipment
 Land                                 8,514,866       8,414,866
 Buildings and improvements          40,919,010      39,693,622
 Machinery and equipment            155,243,602     157,372,381
                                   ------------    ------------
                                    204,677,478     205,480,869

 Less accumulated depreciation       86,249,128      83,041,109
                                   ------------    ------------
                                    118,428,350     122,439,760
                                   ------------    ------------

Goodwill-net                         16,457,668      16,343,418
                                   ------------    ------------
                                   $284,871,932    $286,502,712
                                   ============    ============





See notes to condensed consolidated financial statements.

                    GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  JULY 31,            JANUARY 31,
                                                   1996                  1996
                                                -----------           ----------
                                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                $ 17,394,697          $16,917,239
  Accounts payable                               18,976,663           19,930,381
  Other current liabilities                      16,090,010           17,948,371
  Current portion of long-term
    obligations                                   3,190,328            3,609,760
                                                -----------          -----------
       Total Current Liabilities                 55,651,698           58,405,751

Long-Term Obligations, less
  current portion                                99,060,524           97,651,125

Deferred Income Taxes                            15,206,829           16,043,672

7% Convertible Subordinated
  Debentures                                     20,787,000           20,787,000

Shareholders' Equity
  Preferred Stock, no par value;
    authorized 500,000
    shares; none issued                                  -0-                  -0-
  Common Stock, $.10 par value;
    authorized 20,000,000 shares;
    issued 7,208,454 at July 31,
    1996 and 7,104,250 at January
    31,1996, including treasury
    shares of 61,376 at July 31,
    1996 and 95,791 at January
    31, 1996                                         720,845              710,425
 Common Stock, Class B, $.l0 par
   value; authorized 10,000,000
   shares; issued 4,519,117 in
   both periods                                      451,912              451,912
 Additional paid-in capital                       18,257,020           17,182,567
 Retained earnings                                75,342,658           76,229,748
                                                 -----------          -----------
                                                  94,772,435           94,574,652
 Less treasury stock at cost                        (606,554)            (959,488)
                                                  94,165,881           93,615,164
                                                 -----------          -----------
                                                $284,871,932         $286,502,712
                                                ============         ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
      ------------------------------------------------------------------


                                                             SIX MONTHS ENDED
                                                                 JULY 31,
                                                       ----------------------------
                                                           1996           1995
                                                       -------------  -------------
OPERATING ACTIVITIES
 Net income (loss)                                     $    (22,819)  $  4,893,594
Restructuring charge, net of tax benefit                  2,101,566              -
Depreciation and amortization                             8,886,885      7,934,076
Net loss on sale of property, plant
  and equipment and investments                             936,476        158,958
Provision for deferred taxes                                200,175        163,100
Changes in operating assets and liabilities              (6,698,235)   (17,586,785)
                                                       ------------   ------------
Net cash provided by (used in) operating activities       5,404,048     (4,437,057)

INVESTING ACTIVITIES
Additions to property, plant and equipment               (8,789,594)    (9,439,101)
Proceeds from sale of property, plant and
  equipment                                               3,991,134      2,299,474
Assets of acquired businesses, net of
  cash acquired                                          (1,445,121)             -
Net (purchase) sale of marketable securities             (5,849,177)       502,489
Other investing activities                               (5,809,340)        (5,358)
                                                       ------------   ------------
Net cash used in investing activities                   (17,902,098)    (6,642,496)

FINANCING ACTIVITIES
Borrowings on long-term obligations                       3,000,000      6,858,988
Payments on long-term obligations                        (2,015,197)    (6,539,681)
Net borrowings on notes payable                             477,458      6,086,895
Dividends                                                  (362,485)      (330,152)
Other financing activities                                  405,480        154,521
                                                       ------------   ------------
Net cash provided by financing activities                 1,505,256      6,230,571
                                                       ------------   ------------

Net decrease in cash and cash equivalents               (10,992,794)    (4,848,982)

Cash and cash equivalents at beginning of period         14,476,139      6,617,595
                                                       ------------   ------------
Cash and cash equivalents at end of period             $  3,483,345   $  1,768,613
                                                       ============   ============




See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1996


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1996 Annual Report on Form 10-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of July 31, 1996 and the results of the operations and cash flows for the three months and six months then ended. The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the results to be expected for the year ending January 31, 1997.


NOTE B--MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such securities at each balance sheet date. At July 31, 1996, all marketable securities were classified as "available for sale" and, therefore, were carried at fair value, with the difference between cost and fair value, net of tax, reported as a component of retained earnings. At July 31, 1996, this difference was an unrealized loss of $842,107 net of income taxes of $573,290. This difference was due to the effect of changes in market interest rates on the fair value of these securities.


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

The composition of the Company's restructuring reserves as of July 31, 1996 is as follows:

                                                Writedown                     Restructuring
                                   Original     of Assets                      Reserves as
                                Restructuring    to Fair          Cash         of July 31,
                                   Reserve        Value          Payments         1996
                                -------------  -----------     -----------    -------------
Restructuring loss on
 writedown of current
 assets.......................   $1,633,665    $(1,633,665)          -         $    -

Restructuring loss on
 writedown of property
 and equipment and
 other assets.................    2,516,688     (2,516,688)          -              -

Restructuring expendi-
 tures to close
 facilities...................    4,161,018          -         $(2,234,189)     1,926,829

Impairment loss on
 intangible assets............      688,629       (688,629)          -              -
                                 ----------    -----------     -----------     ----------

Total restructuring
 reserves.....................   $9,000,000    $(4,838,982)    $(2,234,189)    $1,926,829
                                 ==========    ===========     ===========     ==========


For the three months ended July 31, 1995, the combined results for GDI and SPC were net sales of $7,924,074 and pre-tax loss of $(319,684). For the three months ended July 31, 1996, the combined results were net sales of $2,001,493. For the six months ended July 31, 1995, the combined results were net sales of $16,793,281 and pre-tax loss of $(753,698). For the six months ended July 31, 1996 the combined results were net sales of $8,740,440. Operating results for the three and six month periods ended July 31, 1996 are not comparable to the prior periods because certain amounts were provided for in the restructuring charge.

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


                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JULY 31               JULY 31
                                      -------------------    ------------------
                                       1996         1995      1996        1995
                                      -------------------    --------- --------

Net sales                             100.0%       100.0%    100.0%      100.0%
Cost of sales                          75.7         75.9      75.2        75.8
Selling, general and
  administrative expenses              18.6         18.0      18.4        17.8
Restructuring charge                      -            -       4.2           -
Interest and other income-net           0.9          0.4       0.8         0.4
Interest expense                        2.7          2.9       2.5         2.8
                                      -----        -----     -----       -----
Income before income taxes              3.9          3.6       0.5         4.0
Provision for income taxes              1.6          1.4       0.5         1.6
                                      -----        -----     -----       -----
Net income (loss)                       2.3%         2.2%        - %       2.4%
                                      =====        =====     =====       =====

RESULTS OF OPERATIONS

General.  As of September 29, 1995 the Company acquired Carpenter Reserve
- --------
Printing Company ("CRPC"), a commercial printing company in Cleveland, Ohio.
The acquisition was financed through the issuance of 246,154 shares of the Company's Common Stock valued at $2,500,000. On April 18, 1996, the Company issued an additional 37,770 shares of Common Stock valued at $383,591 as a final adjustment to the purchase price of CRPC.

As of November 1, 1995 the Company acquired Quadras, Inc. ("Quadras"), a creative design agency in Atlanta, Georgia. The acquisition was financed through the issuance of 306,612 shares of the Company's Common Stock valued at $3,000,000. On June 10, 1996, the Company issued an additional 6,680 shares of Common Stock valued at $65,359 as a final adjustment to the purchase price of Quadras.

As of December 1, 1995 Monroe Litho, Inc. ("Monroe"), Rochester, New York, a subsidiary of the Company, acquired the Graphic Operations Department of Bausch & Lomb, Incorporated for $2,839,000 in cash and subsequently merged the operation into its facility.

As of May 31, 1996 Mercury Printing Company, Inc. ("Mercury"), Memphis, Tennessee, a subsidiary of the Company, acquired The Wimmer Companies, Inc., a printer and publisher of cookbooks in Memphis, Tennessee. The acquisition was financed through the issuance of 53,830 shares of the Company's Common Stock valued at $583,376 and cash payments amounting to $1,042,281 to retire certain debt obligations.

As of April 30, 1996 the Company recorded a one-time pre-tax restructuring charge of $9,000,000. The after-tax effect of the charge was $6,026,500. The charge is discussed in Note D of the Notes to Condensed Consolidated Financial Statements. Excluding the one-time charge, net income for the six months ended July 31, 1996 was $6,003,681 or $0.52 per share, an increase of 22.7% versus last year.

NET SALES.  Net sales, for the three months ended July 31, 1996, increased
- ----------
approximately $5.1 million or 5.2% as compared to the same period last year. Of this increase, approximately 6.5% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 5.8%. Net sales, for the six months ended July 31, 1996, increased approximately $12.2 million or 6.0% as compared to the same period last year. Of this increase, approximately 5.7% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 5.2% for the six months ended July 31, 1996. In the prior year, sales were affected by the pass through to revenues of the significant increase in paper prices. In the current fiscal year, paper prices have stabilized and it is therefore difficult to make complete year to year comparisons.

COST OF SALES.  Cost of sales, as a percentage of sales, decreased 0.2%, for the
- --------------
three months ended July 31, 1996 and 0.6% for the six months ended July 31, 1996, as compared to the same periods last year. The improvement in both periods resulted from the stabilization of paper prices which has allowed our companies to more fully recover these costs in their pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
- ---------------------------------------------
administrative expenses increased 0.6%, as a percentage of sales for both the three months and six months ended July 31, 1996, as compared to the same periods last year. The increase is due primarily to higher sales costs resulting from adding new sales personnel and to a higher level of business activity.

RESTRUCTURING CHARGE.  See Note D of the Notes to Condensed Consolidated
- ---------------------
Financial Statements.

INTEREST AND OTHER INCOME-NET.  Interest and other income-net, as a percentage
 ------------------------------
of sales, increased 0.5% for the three months ended July 31, 1996 and 0.4% for the six months ended July 31, 1996, as compared to the same periods last year. The increases are due to an increase in investment income this year and an increase in net income related to the sale of fixed assets other than those relating to the restructuring, compared to a net loss on similar asset transactions in the prior year.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, decreased 0.2%
- -----------------
for the three months ended April 30, 1996 and 0.3% for the six months ended July 31, 1996, as compared to the same periods last year. This decrease is the result of lower borrowing costs due to the refinancing of substantially all floating rate obligations in December 1995, partially offset by higher average borrowings compared to the same periods last year.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months
- -------------
ended July 31, 1996 and July 31, 1995. The effective tax rate for the six months ended July 31, 1996 was 102.3%. The high tax rate for the six months ended July 31, 1996 was due to the restructuring charge booked at April 30, 1996 and discussed in Note D of the Notes to Condensed Consolidated Financial Statements. A portion of the restructuring charge related to the write-off of intangible assets for which there is no tax benefit. The effective income tax rate without the restructuring charge was 40.0% for the six months ended July 31, 1996. The effective tax rate for the six months ended July 31, 1995 was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At July 31, 1996, the Company had approximately $83.5 million in working capital as compared to approximately $51.4 million at July 31, 1995. Capital expenditures for property, plant and equipment were approximately $8.8 million during the six months ended July 31, 1996.

The Company's capital expenditures and increase in other assets have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first six months. The increase in other assets is primarily due to advance payments for several capital projects.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $28.7 million at July 31, 1996, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

                          PART II - OTHER INFORMATION
                          ---------------------------




ITEM ONE - LEGAL PROCEEDINGS
- ----------------------------

     At July 31, 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

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



DATE: September 13, 1996
      ------------------





                              /s/ Mark C. Pope III
                              ----------------------------------------
                              Mark C. Pope III
                              Chairman and Chief Executive Officer



DATE: September 13, 1996
      ------------------



                              /s/ David S. Fraser
                              ----------------------------------------
                              Chief Financial Officer and Treasurer