Form 10-Q
period 1996-10-31
GRAPHIC INDUSTRIES INC
filed 1996-12-13
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended October 31, 1996              Commission file number 0-12204

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

                                NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

    Title of each Class                Shares Outstanding as of October 31, 1996
    -------------------                -----------------------------------------
COMMON STOCK, $.10 PAR VALUE                          7,220,435
CLASS B COMMON STOCK, $.10 PAR VALUE                  4,518,817

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X               NO
                              -----                ----

                           GRAPHIC INDUSTRIES, INC.
                           ------------------------


                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                  PAGE NUMBER
------------------------------                  -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of             1
     Income - three months ended October 31,
     1996 and October 31, 1995 - nine months
     ended October 31, 1996 and October 31, 1995

     Condensed Consolidated Balance Sheets -        2-3
     October 31, 1996 and January 31, 1996

     Condensed Consolidated Statements of             4
     Cash Flows - nine months ended October
     31, 1996 and October 31, 1995

     Notes to Condensed Consolidated Financial      5-6
     Statements - October 31, 1996


Item 2. - Management's Discussion and Analysis     7-10
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
---------------------------

Item l.    Legal Proceedings                         11
     2.    Changes in Securities                     11
     3.    Defaults upon Senior Securities           11
     4.    Submission of Matters to a Vote of        11
           Security Holders
     5.    Other Information                         11
     6.    Exhibits and Reports on Form 8-K          11


SIGNATURES                                           12

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                OCTOBER 31,                    OCTOBER 31,
                                       ----------------------------   --------------------------
                                           1996            1995            1996          1995
                                       ------------     -----------   ------------  ------------

Net Sales                               $111,233,906   $105,614,827   $326,263,997  $308,421,764

Cost of Sales                             83,559,109     80,536,057    245,210,368   234,309,846
                                        ------------   ------------   ------------  ------------
                                          27,674,797     25,078,770     81,053,629    74,111,918
Selling,
  general and
  administrative
  expenses                                19,682,228     18,244,274     59,293,069    54,250,251

Restructuring
  charge                                          -              -       9,000,000            -

Interest and
  other income-net                           472,123        612,912      2,129,593     1,509,224

Interest expense                           2,643,784      2,970,774      8,062,064     8,738,663
                                        ------------   ------------   ------------  ------------
Income before
  income taxes                             5,820,908      4,476,634      6,828,089    12,632,228

Income taxes                               2,328,000      1,791,000      3,358,000     5,053,000
                                        ------------   ------------   ------------  ------------


Net income                               $ 3,492,908    $ 2,685,634    $ 3,470,089   $ 7,579,228
                                        ============   ============   ============  ============

Net income per
  common share:

    Primary                                 $  .30        $  .25         $  .30        $  .71
                                            ======        ======         ======        ======
    Fully diluted                           $  .29        $  .24         $  .30        $  .69
                                            ======        ======         ======        ======

Dividends declared:
  Common Stock                              $.0175        $.0175         $.0525        $.0525
                                            ======        ======         ======        ======
  Class B Common
    Stock                                   $.0125        $.0125         $.0375        $.0375
                                            ======        ======         ======        ======

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                           OCTOBER 31,   JANUARY 31,
                                               1996         1996
                                          ------------  -------------
                                           (Unaudited)
A S S E T S
-----------

Current Assets
 Cash and marketable securities           $ 29,186,965  $ 34,507,981
 Trade accounts receivable                  80,079,985    73,807,212
 Inventories:
  Materials                                  9,548,005    11,695,824
  Work in process                           23,946,328    18,593,850
                                          ------------  ------------
                                            33,494,333    30,289,674

 Prepaid expenses and other
  current assets                             4,092,372     3,871,083
                                          ------------  ------------

   Total Current Assets                    146,853,655   142,475,950

Other Assets                                 4,955,017     5,243,584

Property, Plant and Equipment
 Land                                        8,514,866     8,414,866
 Buildings and improvements                 41,549,531    39,693,622
 Machinery and equipment                   162,316,518   157,372,381
                                          ------------  ------------
                                           212,380,915   205,480,869

 Less accumulated depreciation              88,469,503    83,041,109
                                          ------------  ------------
                                           123,911,412   122,439,760
                                          ------------  ------------

Goodwill-net                                16,460,506    16,343,418
                                          ------------  ------------
                                          $292,180,590  $286,502,712
                                          ============  ============





See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           OCTOBER 31,     JANUARY 31,
                                                              1996            1996
                                                          ------------    ------------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
 Notes payable                                           $ 20,994,454       $16,917,239
 Accounts payable                                          19,913,636        19,930,381
 Other current liabilities                                 18,538,763        17,948,371
 Current portion of long-term
  obligations                                               3,077,809         3,609,760
                                                         ------------       -----------
   Total Current Liabilities                               62,524,662        58,405,751

Long-Term Obligations, less
 current portion                                           95,307,925        97,651,125

Deferred Income Taxes                                      15,517,259        16,043,672

7% Convertible Subordinated
 Debentures                                                20,787,000        20,787,000

Shareholders' Equity
 Preferred Stock, no par value;
  authorized 500,000
  shares; none issued                                             -0-               -0-
 Common Stock, $.l0 par value;
  authorized 20,000,000 shares;
  issued 7,220,435 at October 31,
  1996 and 7,104,250 at January
  31, 1996, including treasury shares
  of 43,705 at October 31, 1996
  and 95,791 at January 31, 1996                              722,044           710,425
 Common Stock, Class B, $.l0 par
  value; authorized l0,000,000
  shares; issued 4,518,817 at
  October 31, 1996 and 4,519,117
  at January 31, 1996                                         451,882           451,912

 Additional paid-in capital                                18,352,857        17,182,567
 Retained earnings                                         78,944,790        76,229,748
                                                         ------------      ------------
                                                           98,043,744        94,574,652
Less treasury stock at cost                                  (427,829)         (959,488)
                                                         ------------      ------------
                                                           98,043,744        93,615,164
                                                         ------------      ------------
                                                         $292,180,590      $286,502,712
                                                         ============      ============



See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED OCTOBER 31,
                                                           --------------------------------
                                                                1996               1995
                                                           --------------     -------------

OPERATING ACTIVITIES
Net income                                                 $  3,470,089       $  7,579,228
Restructuring charge, net of tax benefit                     (2,016,611)                 -
Depreciation and amortization                                14,233,694         12,254,284
Net loss (gain) on sale of property, plant
 and equipment and investments                                1,103,283           (295,940)
Provision for deferred taxes                                    316,575            252,650
Changes in operating assets and liabilities                  (7,250,903)       (20,975,321)
                                                           ------------       ------------
Net cash provided by (used in) operating activities           9,856,127         (1,185,099)

INVESTING ACTIVITIES
Additions to property, plant and equipment                  (18,762,466)       (19,599,452)
Proceeds from sale of property, plant and
 equipment                                                    4,022,208          3,602,141
Assets of acquired businesses, net of cash
 acquired                                                    (1,458,801)            97,397
Net purchase of marketable securities                        (3,616,894)          (423,497)
Other investing activities                                     (128,588)         6,279,377
                                                           ------------       ------------
Net cash used in investing activities                       (19,944,541)       (10,044,034)

FINANCING ACTIVITIES
Borrowings on long-term obligations                                   -          7,028,482
Payments on long-term obligations                            (2,880,697)        (9,914,401)
Net borrowings on notes payable                               4,077,215          7,923,801
Dividends                                                      (544,307)          (496,002)
Other financing activities                                      560,367            299,966
                                                           ------------       ------------
Net cash provided by financing activities                     1,212,578          4,841,846
                                                           ------------       ------------

Net decrease in cash and cash equivalents                    (8,875,836)        (6,387,287)

Cash and cash equivalents at beginning of period             14,476,139          6,617,595
                                                           ------------       ------------
Cash and cash equivalents at end of period                 $  5,600,303       $    230,308
                                                           ============       ============





See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 1996


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1996 Annual Report on Form 10-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of October 31, 1996 and the results of the operations and cash flows for the three months and nine months then ended. The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the results to be expected for the year ending January 31, 1997.


NOTE B--MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such securities at each balance sheet date. At October 31, 1996, all marketable securities were classified as "available for sale" and, therefore, were carried at fair value, with the difference between cost and fair value, net of tax, reported as a component of retained earnings. At October 31, 1996, this difference was an unrealized loss of $551,061 net of income taxes of $379,260. This difference was due to the effect of changes in market interest rates on the fair value of these securities.


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

The composition of the Company's restructuring reserves as of October 31, 1996 is as follows:

                                           Writedown                  Restructuring
                             Original      of Assets                   Reserves as
                           Restructuring    to Fair         Cash      of October 31,
                              Reserve        Value        Payments         1996
                           -------------  ------------  ------------  --------------
Restructuring loss on
  writedown of current
  assets..............      $1,633,665    $(1,633,665)            -     $       -

Restructuring loss on
  writedown of property
  and equipment and
  other assets........       2,516,688     (2,516,688)            -             -

Restructuring expendi-
  tures to close
  facilities..........       4,161,018             -     $(2,936,828)    1,224,190

Impairment loss on
  intangible assets......      688,629       (688,629)            -              -
                            ----------    -----------    -----------    ----------

Total restructuring
  reserves...............   $9,000,000    $(4,838,982)  $(2,936,828)    $1,224,190
                                          ===========   ===========     ==========

For the three months ended October 31, 1995, the combined results for GDI and SPC were net sales of $6,952,777 and pre-tax loss of $(390,123). For the three months ended October 31, 1996, the combined results were net sales of $0. For the nine months ended October 31, 1995, the combined results were net sales of $23,746,058 and pre-tax loss of $(1,143,821). For the nine months ended October 31, 1996 the combined results were net sales of $8,740,440. Operating results for the three and nine month periods ended October 31, 1996 are not comparable to the prior periods because certain amounts were provided for in the restructuring charge.

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

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          OCTOBER 31           OCTOBER 31
                                      ------------------   ------------------
                                        1996     1995       1996      1995
                                      ------------------   ------------------

Net sales                              100.0%   100.0%     100.0%     100.0%
Cost of sales                           75.1     76.3       75.2       76.0
Selling, general and
  administrative expenses               17.7     17.3       18.2       17.6
Restructuring charge                      -         -        2.7          -
Interest and other income-net            0.4      0.6        0.7        0.5
Interest expense                         2.4      2.8        2.5        2.8
                                        ----     ----      -----      -----
Income before income taxes               5.2      4.2        2.1        4.1
Provision for income taxes               2.1      1.7        1.0        1.6
                                        ----     ----      -----      -----
Net income                               3.1%     2.5%       1.1%       2.5%
                                        ====     ====      =====      =====

RESULTS OF OPERATIONS

General.  As of September 29, 1995 the Company acquired Carpenter Reserve
--------
Printing Company ("CRPC"), a commercial printing company in Cleveland, Ohio.
The acquisition was financed through the issuance of 246,154 shares of the Company's Common Stock valued at $2,500,000. On April 18, 1996, the Company issued an additional 37,770 shares of Common Stock valued at $383,591 as a final adjustment to the purchase price of CRPC.

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

As of April 30, 1996 the Company recorded a one-time pre-tax restructuring charge of $9,000,000. The after-tax effect of the charge was $6,026,500. The charge is discussed in Note D of the Notes to Condensed Consolidated Financial Statements. Excluding the one-time charge, net income for the nine months ended October 31, 1996 was $9,496,589 or $0.82 per share, an increase of 25.3% versus last year.

NET SALES.  Net sales, for the three months ended October 31, 1996, increased
----------
approximately $5.6 million or 5.3% as compared to the same period last year. Of this increase, approximately 4.6% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 8.1%. Net sales, for the nine months ended October 31, 1996, increased approximately $17.8 million or 5.8% as compared to the same period last year. Of this increase, approximately 5.3% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 6.2% for the nine months ended October 31, 1996. In the prior year, sales were affected by the pass through to revenues of the significant increase in paper prices. In the current fiscal year, paper prices have stabilized and it is therefore difficult to make complete year to year comparisons.

COST OF SALES.  Cost of sales, as a percentage of sales, decreased 1.2%, for the
--------------
three months ended October 31, 1996 and 0.8% for the nine months ended October 31, 1996, as compared to the same periods last year. The improvement in both periods resulted from the stabilization of paper prices which has allowed our companies to more fully recover these costs in their pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
---------------------------------------------
administrative expenses increased 0.4%, for the three months ended October 31, 1996 and 0.6% for the nine months ended October 31, 1996, as compared to the same periods last year. The increase is due primarily to higher sales costs resulting from adding new sales personnel and to a higher level of business activity.

RESTRUCTURING CHARGE.  See Note D of the Notes to Condensed Consolidated
---------------------
Financial Statements.

INTEREST AND OTHER INCOME-NET.  Interest and other income-net, as a percentage
------------------------------
of sales, decreased 0.2% for the three months ended October 31, 1996, as compared to the same period last year. The decrease is due to lower rental income. Interest and other income-net, as a percentage of sales, increased 0.2% for the nine months ended October 31, 1996, as compared to the same period last year. The increase is due primarily to an increase in investment income this year.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, decreased 0.4%
-----------------
for the three months ended October 31, 1996 and 0.3% for the nine months ended October 31, 1996, as compared to the same periods last year. This decrease is the result of lower borrowing costs due to the refinancing of substantially all floating rate obligations in December 1995, partially offset by higher average borrowings compared to the same periods last year.

INCOME TAXES.  The effective income tax rate was 40.0% for the three months
-------------
ended October 31, 1996 and October 31, 1995. The effective tax rate for the nine months ended October 31, 1996 was 49.2%. The high tax rate for the nine months ended October 31, 1996 was due to the restructuring charge booked at April 30, 1996 and discussed in Note D of the Notes to Condensed Consolidated Financial Statements. A portion of the restructuring charge related to the write-off of intangible assets for which there is no tax benefit. The effective income tax rate without the restructuring charge was 40.0% for the nine months ended October 31, 1996. The effective tax rate for the nine months ended October 31, 1995 was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1996, the Company had approximately $84.3 million in working capital as compared to approximately $52.8 million at October 31, 1995. Capital expenditures for property, plant and equipment were approximately $18.8 million during the nine months ended October 31, 1996.

The Company's capital expenditures have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first nine months.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $29.2 million at October 31, 1996, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

SUBSEQUENT EVENT
----------------

As of November 1, 1996 the Company acquired Presstar Printing Corporation ("PPC"), a commercial printing company located in Silver Spring, Maryland serving the Baltimore, Maryland and Washington, DC market areas. The acquisition was financed through the issuance of 102,059 shares of the Company's Common Stock valued at $875,136 and cash payments amounting to $5,531,078 to retire certain debt obligations.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
----------------------------

     At October 31, 1996, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

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

ITEM FIVE - OTHER INFORMATION
-----------------------------

     None

ITEM SIX - EXHIBITS AND REPORTS ON  FORM 8-K
--------------------------------------------

     Exhibit 11 - Statement Regarding Computation of Earnings Per
                  Share.

     Reports on Form 8-K - A Form 8-K was filed September 23, 1996, with respect to Mark C. Pope, IV's resignation as President of Graphic Industries, Inc. as of September 13, 1996 and his resignation as a Director of Graphic Industries, Inc. as of September 16, 1996.

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




DATE: December 12, 1996
      -----------------




                              /s/ Mark C. Pope III
                             ----------------------------------------
                             Mark C. Pope III
                             Chairman and Chief Executive Officer



DATE: December 12, 1996
      -----------------



                             /s/ David S. Fraser
                             ----------------------------------------
                             David S. Fraser
                             Chief Financial Officer and Treasurer