Form 10-K
period 1997-01-31
GRAPHIC INDUSTRIES INC
filed 1997-04-30
CIK 727162

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------

                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  January 31, 1997                         OR
                          ----------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $52,143,312 AS OF APRIL 22, 1997 BASED UPON THE CLOSING SALE PRICE AS REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM THAT DAY.

SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL, 22, 1997 - 7,211,908; SHARES OF CLASS B COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL 22, 1997 - 4,518,817.

Documents incorporated by reference:

PORTIONS OF THE GRAPHIC INDUSTRIES, INC. ANNUAL SHAREHOLDERS REPORT FOR THE YEAR ENDED JANUARY 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART I AND PART II.

PORTIONS OF THE GRAPHIC INDUSTRIES, INC. DEFINITIVE PROXY STATEMENT FOR ANNUAL MEETING OF SHAREHOLDERS TO BE HELD JUNE 3, 1997 ARE INCORPORATED BY REFERENCE INTO PART III.

Exhibit Index begins on page  ____.  Total number of pages: ____.

                                     PART I

ITEM 1.     BUSINESS
            --------

General
-------

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

Acquisition History
-------------------

          Since its incorporation in 1970, Graphic has expanded from a regionally based business with only six operating companies into national network of 20 companies providing full service printing and graphic communication services. These operations, located in key markets in the United States, comprise the nation's largest network of short-to-medium run, high quality, full color commercial printing companies. In addition, Graphic's operations offer print related services including: multimedia, Internet, fulfillment, on-demand printing, creative design and reprographic services.

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
                                        Organized
Name and                    Founded    or Acquired    Principal Services
Location                      in       by Company         or Products
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
Company                                               corporate printing;
  Charlotte, NC                                       graphic communications

                                      Fiscal Year
                                       in which
                                       Organized
Name and                    Founded   or Acquired    Principal Services
Location                      in      by Company         or Products
--------------------------------------------------------------------------------

Executive Courier,          1983         1991        Courier services
Inc.(4)
 Atlanta, GA

Heritage Press,             1923         1986        Financial and
Inc.                                                 corporate printing;
 Dallas, TX                                          graphic communications

Hoechstetter Printing       1963         1989        Financial and
Company, Inc.                                        corporate printing;
 Pittsburgh, PA                                      graphic communications

Imaging Technologies        1992         1993        Reprographic services
Services(2)
 Augusta, GA

Imaging Technologies        1954         1986        Reprographic services;
Services(2)(5)                                       architectural,
 Greenville, SC                                      engineering and office
                                                     supplies

Imaging Technologies        1962         1986        Reprographic services
Services(2)(6)
 Spartanburg, SC

IPD Printing &              1978         1986        Financial and
Distributing, Inc.                                   corporate printing;
 Atlanta, GA                                         graphic
                                                     communications;
                                                     direct mail printing

Macon Blue Print            1918         1984        Reprographic services;
Company(2)                                           architectural
 Macon, GA                                           engineering and office
                                                     supplies

Mercury Printing            1961         1989        Financial and
Company, Inc.                                        corporate printing;
 Memphis, TN                                         graphic communications

Monroe Litho, Inc.          1960         1990        Financial and
 Rochester, NY                                       corporate printing;
                                                     graphic communications

                                       Fiscal Year
                                        in which
                                        Organized
Name and                    Founded    or Acquired    Principal Services
Location                      in       by Company         or Products
--------------------------------------------------------------------------------
Presstar Printing Corp.       1948         1997       Financial and
 Silver Spring, MD                                    corporate printing;
                                                      graphic communications

Quadras, Inc.                 1983         1996       Creative Design agency
  Doraville, GA

Southern Signatures,          1991         1995       Graphic communications
Inc.
 Atlanta, GA

State Printing                1891         1988       Financial and
Company, Inc.                                         corporate printing;
 Columbia, SC                                         graphic communications

The Central Press             1965         1985       Graphic communications
of Miami, Inc.(1)
 Pompano Beach, FL

Stein Educational             1924         1978       Educational services
Marketing Group
 Atlanta, GA

W.E. Andrews Co.,             1953         1985       Financial and
Inc.                                                  corporate printing;
 Bedford, MA                                          graphic communication;
                                                      educational services

W.E. Andrews Co.,             1959         1985       Financial and
Inc. of Connecticut                                   corporate printing;
(1)                                                   graphic communications
 Hartford, CT

Wetmore & Company             1947         1986       Financial and
 Houston, TX                                          corporate printing;
                                                      graphic communications

                                     Fiscal Year
                                      in which
                                      Organized
Name and                Founded    or Acquired      Principal Services
Location                  in        by Company           or Products
--------------------------------------------------------------------------------
Williams Printing       1922              1922      Financial and
Company(7)                                          corporate printing;
  Atlanta, GA                                       graphic
                                                    communications; point-
                                                    of-purchase materials
----------------------

 (1) Subsidiary of W. E. Andrews Co., Inc.

 (2) Division of Atlanta Blue Print Co.

 (3) Former name - Capital Blueprint Company.
 (4) Subsidiary of Atlanta Blue Print Co.

 (5) Former name - Piedmont Printmakers.

 (6) Former name - Spartan Blueprinters.

 (7) Predecessor to the Company.

Services and Products
---------------------

     The following table indicates the approximate percentages of total gross revenues of the Company attributable to each class of service provided by the Company for the indicated periods:

                                       Fiscal Years
                                    -------------------
      Class of Service               1997   1996   1995
----------------------------------  -----  -----  -----
Financial and Corporate Printing      38%    35%    34%
Graphic Communications                46     43     43
Reprographic Services                  7      7      7
Point-of-Purchase Materials            6      6      6
Direct Mail                            1      6      7
Educational Services                   2      3      3
                                    ----   ----   ----

      Total                          100%   100%   100%
                                    ----   ----   ----

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

Ancillary Services
------------------

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

Capital Expenditures
--------------------

     The Company has increased its capabilities for printing products and services significantly through purchases of new equipment in recent years. The following table indicates the expenditures for capital improvements (excluding assets of acquired businesses) during each of the last five years:

          Fiscal Year                   Aggregate Capital Expenditures
          -----------                   ------------------------------
             1993                                   6,631,110
             1994                                  21,126,441
             1995                                  21,927,430
             1996                                  24,982,790
             1997                                  23,527,407
                                                  -----------
                                         TOTAL    $98,195,178
                                                  ===========

     Except for the purchase of land, buildings and building improvements of $1,401,369, $4,709,006, $5,246,153, $2,213,282 and $ 2,644,716 during fiscal
1993, 1994, 1995, 1996 and 1997 respectively (see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 13, Certain Relationships and Related Transactions, of this Report), the expenditures in the table above represent additional equipment acquisitions. These equipment additions increase the Company's production capacity while permitting production operations to be more labor-efficient and cost-efficient and capable of higher quality output.

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

     Computerized Ink Control Panels.  Seventy-four of the Company's four-,
     --------------------------------
five-, six-, seven- and eight-color presses are equipped with computerized control panels which automatically control the application of ink and produce high quality reproduction at high press speeds.

     Specialized Equipment.  The Company's specialized equipment, in addition to
     ----------------------
the above, includes twenty color manipulation systems which produce color separations by computerized scanning, replacing labor-intensive handwork and camera work, improving the quality of the product and turnaround time, and reducing the unit cost of a separation (used in color printing).

     The Company also owns 28 saddle stitcher/collator/trimmers and perfect binding machines. This equipment includes a 27-pocket automatic perfect binder which collates, binds and trims up to 864 pages in one operation and is used for producing telephone directories and bulky catalogs.

     Printing Presses.  During fiscal 1996, the Company operated an aggregate of
     -----------------
115 sheetfed offset presses, web offset presses and letterpresses, including 74 which print four to eight colors simultaneously.

Sales and Marketing
-------------------

     The Company seeks to maximize the benefits of its diversification through the marketing efforts of the various subsidiaries, each of which has expertise in certain printing specialties. Collectively, the subsidiaries have enabled the Company to improve its overall market position in the printing industry.

     During fiscal 1997, the Company added a vice president of marketing to coordinate and develop a marketing plan to capitalize on the synergies of the Company's subsidiaries and to develop effective turnkey information distribution solutions for major corporations.

     At January 31, 1997, the Company's services were marketed by 273 full-time salaried and commissioned sales persons employed by the Company's subsidiaries. Although each sales person has primary responsibility to represent his own company, he has access to the full range of services performed by the Company, thus maximizing his potential sales volume and the sales potential of Graphic. This strategy is based on orientation of accounts by the Company's organization to serve the total printing and graphic arts needs of its customers.

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

     At January 31, 1997, the Company had more than 10,000 customer accounts. No customer accounted for as much as 10% of the Company's revenues during fiscal 1997.

Employees
---------

     The Company employed 3,348 associates at January 31, 1997. Approximately 6 percent of the Company's associates are represented by one of two unions covering mostly pressroom and bindery personnel. Collective bargaining contracts are negotiated on an individual plant basis. The Company has not experienced any significant work stoppages in more than 10 years.

Competition
-----------

     The printing and graphic arts industry is one of the largest and most geographically dispersed manufacturing industries in the United States. The U.S. Department of Commerce estimates there are approximately 33,000 commercial printing plants in the nation with shipments of commercial printing reaching approximately $45 billion in 1995. Most of the Company's operations are included in the commercial printing category.

     Competition in the printing industry is principally based on quality, service and price. The Company believes it competes effectively on all of these bases. The Company competes directly with a number of printers throughout the nation, some of which are subsidiaries or divisions of companies having much greater financial resources than the Company.

Material
--------

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

ITEM 2.   PROPERTIES
          ----------

     The following table contains information regarding the Company's facilities as of April 22, 1997, all of which are leased except as otherwise noted:

Facility                          Square Feet             Use (1)
--------------------------------  -----------  ------------------------------

Graphic Industries, Inc.(2)(3)       9,080     Corporate
  Atlanta, GA                                  headquarters

A & E Reprographic &                 9,150     Production, sales and office
Supply Co.
  Jacksonville, FL

Allied Reprographics,Inc.           20,750     Production, sales and office
   Atlanta, GA

Arco Blueprinter                     4,000     Production, sales and office
  Asheville, NC

Atlanta Blue Print Co.              43,500     Production, sales and office
  Atlanta, GA

Atlantic Reprographics               5,000     Production, sales and office
  Myrtle Beach, SC

Baum Printing House, Inc.           61,848     Production, sales and office
  Philadelphia, PA

Carolina Reprographics               8,700     Production, sales and office
  Columbia, SC

Carpenter Reserve Printing Co.      39,600     Production, sales and office
   Cleveland, OH

Cobb Reprographics &                 3,600     Production, sales and office
Office Supply
  Marietta, GA

Craftsman Printing Company(2)       94,956     Production, sales, office and
  Charlotte, NC                                warehouse

Executive Courier, Inc.(2)           4,000     Sales and office
  Atlanta, GA

Facility                          Square Feet             Use (1)
--------------------------------  -----------  ------------------------------

Heritage Press, Inc.(2)(3)          106,000    Production, sales, office and
  Dallas, TX                                   warehouse

Hoechstetter Printing               138,000    Production, sales and office
Company, Inc.(2)
  Pittsburgh, PA

Imaging Technologies                  1,200    Production, sales and office
Services
  Augusta, GA

Imaging Technologies                 15,000    Production, sales and office
Services
  Greenville, SC

Imaging Technologies                  3,600    Production, sales and office
Services
  Spartanburg, SC

IPD Printing & Distributing,        208,440    Production, sales, office and
Inc. (2)                                       warehouse
  Atlanta, GA

Macon Blue Print Company             10,000    Production, sales and office
  Macon, GA

Mercury Printing Company,            54,134    Production, sales and office
Inc.
  Memphis, TN

Monroe Litho, Inc.                   53,000    Production, sales and office
  Rochester, NY

Presstar Printing Corporation(2)     83,000    Production, sales and office
  Silver Spring, MD

Quadras, Inc.                        36,000    Production, sales and office
   Doraville, GA

Southern Signatures, Inc.(2)         25,000    Production, sales and office
  Atlanta, GA

State Printing Company(2)            60,000    Production, sales and office
  Columbia, SC

The Central Press of                 40,000    Production, sales and office
Miami, Inc.(2)
  Pompano Beach, FL

Facility                          Square Feet             Use (1)
--------------------------------  -----------  ------------------------------
Stein Education Marketing             6,000    Sales rooms and production
Group(2)
  Atlanta, GA

W.E. Andrews Co., Inc.(4)           104,709    Production, sales and office
  Bedford, MA

W.E. Andrews Co., Inc. of            43,726    Production, sales and office
Connecticut
  Hartford, CT

Wetmore & Company(2)(5)             129,642    Production, sales, office and
  Houston, TX                                  warehouse

Williams Printing Company(2)(3)     139,160    Production, sales, office and
  Atlanta, GA                                  warehouse


----------------------------

(1)  Building space used for "production" as shown in the table above   includes
     functions such as layout, design, typesetting, printing, binding, photographic processes and finishing. The Company believes that its facilities are in good condition and adequate for the purposes for which they are used. The aggregate annual rental cost for the total of approximately 417,218 square feet of leased space described above is approximately $1,882,125. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

(2)  These facilities are owned by the company.

(3)  Includes two facilities.

(4) Includes two facilities, one of which is owned by the Company (73,000 square feet).

(5) Includes two facilities, one of which is owned by the Company (112,043 square feet).

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     At the end of fiscal year 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

     Officers are elected annually and serve at the discretion of the Board of Directors. The executive officers of the Company are as follows:


                           Position with Company,
                           Principal Occupation,
                           Business Experience,
        Name               Other Directorships                       Age
------------------------- -----------------------------------      -------

Mark C. Pope III           Chairman of the Board of                   72
                           Graphic Industries since
                           1970 and President of
                           Graphic Industries 1970-
                           1989

Alvan A. Herring, Jr.      Vice President of Graphic                  53
                           Industries since 1990;
                           President, Foote & Davies,
                           Inc. 1989-90; Senior Vice
                           President Foote & Davies, Inc.
                           1982-1989

Joseph A. Fasolo           Vice President of Graphic                  54
                           Industries since 1994;
                           President of Baum Printing,
                           Inc. 1988-1996(1)

Jim R. Tidwell             Vice President of Graphic                  56
                           Industries since 1993;
                           President of Craftsman
                           Printing Company since
                           1993; President of Heritage
                           Press, Inc. 1991-93;
                           President of Wetmore &
                           Company 1988-91(1)

                           Position with Company,
                           Principal Occupation,
                           Business Experience,
         Name              Other Directorships                       Age
----------------------     -----------------------------------     -------

Ellis T. Alexander         Vice President of Graphic                  45
                           Industries since 1996;
                           President of The Stein Printing
                           Company, Inc. 1994-1996; Vice
                           President-Operations Williams
                           Printing Company 1992-1994, and
                           Senior Vice President L.P.
                           Thebault Company 1986-1992 (1)

Donald S. Forshay          Vice President-Sales & Marketing           51
                           of Graphic Industries, Inc. since
                           1996; Vice President-Sales &
                           Marketing of Custom Printing Co.
                           1995-1996; and Vice President
                           Sales & Marketing Hart Graphics
                           Co. 1989-1995

Jeff Glover                Vice President of Graphic                  38
                           Industries, Inc. since 1996;
                           President of Wetmore & Company
                           since 1993; and Executive Vice
                           President Wetmore & Company
                           1991-1993 (1)

David S. Fraser            Chief Financial Officer and                58
                           Treasurer of Graphic Industries,
                           Inc. since 1994; President of
                           L.S. Brown Co. and Marine
                           Distributors, Inc. 1986-1994

Donald P. Hunnicutt, Sr.   Secretary of Graphic                       53
                           Industries since 1987;
                           Controller of Graphic
                           Industries 1983-1987


----------------------

(1) Baum Printing, Inc., Craftsman Printing Company, Heritage Press, Inc., The Stein Printing Company, Inc., Wetmore & Company and Williams Printing Company are wholly-owned subsidiaries of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     This information is incorporated by reference to "Market For Common Stock" and "Dividend Information" on the inside back cover of the Registrant's annual shareholders report for the year ended January 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     This information is incorporated by reference to "5-Year Comparative Summary of Operations" and "5-Year Comparative Consolidated Balance Sheets" on pages 4-7 of the Registrant's annual shareholders report for the year ended January 31, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-20 of the Registrant's annual shareholders report for the year ended January 31, 1997 are incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The report of independent auditors and consolidated financial statements included on page 21-32 of the Registrant's annual shareholders report for the year ended January 31, 1997 are incorporated by reference.

     "Quarterly Results of Operations" on page 33 of the Registrant's annual shareholders report for the year ended January 31, 1997 are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information concerning directors is incorporated by reference to "Proposal 1 - Election of Directors" in the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the

Registrant's 1997 fiscal year.

     Reference is also made to Item 4(A) of Part I of this Report, "Executive Officers of the Registrant," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     This information is incorporated by reference to "Executive Compensation - Executive Compensation Tables", in the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1997 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     This information is incorporated by reference to "Proposal 1 - Election of Directors" in the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1997 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     This information is incorporated by reference to "Proposal 1 - Election of Directors - Certain Transactions" in the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's 1997 fiscal year.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K
          --------

          (a) The following documents are filed as part of this Report:

              1.  Financial Statements.

                  The following consolidated financial statements of the Registrant, included in the annual shareholders report for fiscal year ended January 31, 1997, are incorporated by reference in Item 8:

                  * Consolidated Balance Sheets - January 31, 1997 and January 31, 1996.

                  * Consolidated Statements of Income - fiscal years ended January 31, 1997, 1996 and 1995.

                  * Consolidated Statements of Shareholders' Equity - fiscal years ended January 31, 1997, 1996 and 1995.

                  * Consolidated Statements of Cash Flows - fiscal years ended January 31, 1997, 1996 and 1995.

                  *  Notes to Consolidated Financial Statements - January 31,
                     1997.
              2.  Financial Statement Schedule


     Schedule     The following consolidated statement schedule of the
     --------     Registrant is included in Item 14(d):
      Number
      ------
             II   Valuation and Qualifying Accounts.

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

10(xx)* 1992 Restricted Stock Award Plan of Registrant. (2)

10(yy) Receivable Financing Agreement and Term Loan Agreement dated March 3, 1992 between NationsBank, Atlanta Blue Print Company, Inc., Craftsman Printing Company, Heritage Press, Inc., IPD Printing & Distributing, Inc., The Stein Printing Company, Inc., Wetmore & Company, Williams Printing Company and the Registrant. (2)

10(zz) Form of Sale and Leaseback Agreement between Fleet Credit Corporation, W.E. Andrews Co., Inc., W.E. Andrews Co., Inc. of Connecticut, Baum Printing, Inc., The Central Press of Miami, Inc., Graphic Direct, Inc.- Illinois, Heritage Press, Inc., IPD Printing & Distributing, Inc., The Stein Printing Company, Inc., Wetmore & Company, Williams Printing Company and the Registrant. (2)

10(aaa) Sale and Leaseback Agreement between Fleet Credit Corporation, W.E. Andrews Co., Inc. and the Registrant. (5)

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

10(hhh) Loan and Security Agreement and Form of Promissory Note among the Registrant, Atlanta Blue Print Co., Baum Printing, Inc., The Central Press of Miami, Inc., Craftsman Printing Company, Edwards & Broughton Co., Graphic Direct, Inc.-Illinois, Graphic Direct, Inc.-Michigan, Heritage Press, Inc., Hoechstetter Printing Company, Inc., IPD Printing & Distributing, Inc., Mercury Printing Company, Inc., State Printing Company, Inc., The Stein Printing Company, Inc., W.E. Andrews Co.,Inc., W.E. Andrews Co., Inc. of Connecticut, Wetmore & Company, Williams Printing Company, A.C. Scanning, Inc., and the CIT Group/Equipment Financing, Inc. dated July 29, 1993. (13)

10(iii) Amended and restated Financing Agreement, along with the First and Second Amendment thereto, among the Registrant, Atlanta Blue Print Co., Baum Printing, Inc., The Central Press of Miami, Inc., Craftsman Printing Company, Edwards & Broughton Co., Graphic Direct, Inc.- Illinois, Graphic Direct, Inc.-Michigan, Heritage Press, Inc., IPD Printing & Distributing, Inc., Mercury Printing Company, Inc., State Printing Company, Inc., The Stein Printing Company, Inc., Wetmore & Company, Williams Printing Company and NationsBank of Georgia, N.A. dated August 6, 1993. (13)

10(jjj) First Mortgage Real Estate Note and Deed to Secure Debt between the Registrant and MetLife Corporation dated January 26, 1994. (13)

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

10(nnn) First Mortgage Real Estate Note and Security Agreement between the Registrant and MetLife Capital Financial Corporation dated July 21, 1994. (14)

10(ooo) Promissory Note, Credit Agreement and Security Agreement between Wetmore & Company, Texas Commerce Bank and the Registrant dated September 14, 1994 along with Guaranty of the Registrant. (14)

10(ppp) Term Loan, Security and Guaranty Agreement between IPD Printing & Distributing, Inc., Trust Company Bank and the Registrant dated November 30, 1994. (14)

10(qqq) First Mortgage Real Estate Note, deed to secure debt and Security Agreement between the Registrant and MetLife Capital Financial Corporation dated December 27, 1994. (14)

10(rrr) Agreement and Plan of Reorganization between the Registrant, Quadras Acquisition Company, QQQ, Inc., Quadras, Inc., Sara Senie Harris and Cynthia A. Morgan dated November 1, 1995. (15)

10(sss) Agreement and Plan of Merger between the Registrant, Allied Acquisition Corp., Allied Reprographic Services,Inc. and Vernon E. Langford dated August 1, 1995. (15)

10(ttt) Agreement and Plan of Merger between the Registrant, Carpenter Reserve Printing Company, Carpenter Acquisition Company and the shareholders of Carpenter Reserve Printing Companay dated September 21, 1995. (15)

10(uuu) Credit Agreement between the Registrant, co-agents and NationsBank of Georgia, NA, as agent, dated December 21, 1995. (15)

10(vvv) Asset Sale Agreement between the Registrant, Bausch & Lomb Incorporated, and Monroe Litho, Inc., a wholly owned subsidiary of the Registrant, dated December 1, 1995. (15)

10(www) Form of First, Second and Third Amendments to Credit Agreement between the Registrant, co-agents and NationsBank of Georgia, NA, as agent, dated June 27, 1996, November 18, 1996 and January 31, 1997 respectively.

10(xxx) Promissory Note, Deed to Secure Debt and Security Agreement between the Registrant and Metlife Capital Financial Corporation dated December 31, 1996.

10(yyy) Promissory Note, Indemnity Deed of Trust and Security Agreement between the Registrant and Metlife Capital Financial Corporation dated January 31, 1997.

10(zzz) Asset Purchase Agreement between the Registrant, Presstar Acquisition Corp., and Ex-Speed-ite Service, Inc. dated October 23, 1997.

10(aaaa) Promissory Note, Mortgage and Security Agreement between the Registrant and Metlife Capital Financial Corporation dated January 31, 1997.

11       Computation of Earnings Per Share.

13 The Registrant's 1997 Annual Shareholders Report. With the exception of information expressly incorporated herein by reference, the 1997 Annual Shareholders Report is not deemed to be filed with the commission.

21       Subsidiaries of the Registrant.

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

(5) Incorporated herein by reference to Exhibit of the same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1993. (File No. 0-12204).

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


(7) Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K as filed on February 16, 1984 (File No. 0-12204).


(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K as filed on September 26, 1985 (File No. 0-12204).

(9) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended Jamuary 31, 1987 (File No. 0-12204).

(10) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1988 (File No. 0-12204).

(11) Incorporated herein by reference to Exhibit of the same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1989. (File No. O-12204)

(12) Incorporated herein by reference to Exhibit of the same number of the Registrant's Annual Report on Form 10-K for the fiscal year ended
January 31, 1990. (File No. 0-12204).

(13) Incorporated herein by reference to Exhibit of same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1994. (File No. 0-12204).

(14) Incorporated herein by reference to Exhibit of same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1995. (File No. 0-12204)

(15) Incorporated herein by reference to Exhibit of same number of the Registrants Annual Report on Form 10-K for the fiscal year ended January 31, 1996. (File No. 0-12204).

   (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRAPHIC INDUSTRIES, INC.

Date:  April 29, 1997                   By:  /s/  Mark C. Pope, III
                                             -------------------------
                                             Mark C. Pope, III
                                             Chairman of the Board



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 29, 1997                   /s/  Mark C. Pope, III
                                        -------------------------------
                                        Mark C. Pope, III
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date:  April 29, 1997                   /s/  David S. Fraser
                                        -------------------------------
                                        David S. Fraser
                                        Chief Financial Officer and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

Date:  April 29, 1997                   /s/  Leo Benatar
                                        -------------------------------
                                        Director

Date:  April 29, 1997                   /s/  William A. Wood, Jr.
                                        -------------------------------
                                        Director

Date:  April 29, 1997                   /s/  John R. Pope
                                        -------------------------------
                                        John R. Pope
                                        Director

Date:  April 29, 1997                   /s/  Alvan A. Herring, Jr.
                                        -------------------------------
                                        Alvan A. Herring, Jr.
                                        Director

Date:  April 29, 1997                   /s/  Ralph N. Strayhorn, Jr.
                                        ------------------------------
                                        Ralph N. Strayhorn, Jr.
                                        Director

Date:  April 29, 1997                   /s/  Warren E. Andrews
                                        ------------------------------
                                        Warren E. Andrews
                                        Director

Date:  April 29, 1997                   /s/  Carter D. Pope
                                        -----------------------------
                                        Carter D. Pope
                                        Director

Date:  April 29, 1997                   /s/  James A. Hatcher
                                        -------------------------------
                                        James A. Hatcher
                                        Director