Form 10-K/A
period 1997-01-31
GRAPHIC INDUSTRIES INC
filed 1997-05-01
CIK 727162

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               -----------------

                                   FORM 10-K/A
(Mark One)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $52,899,828 AS OF APRIL 22, 1997 BASED UPON THE CLOSING SALE PRICE AS REPORTED ON THE NASDAQ NATIONAL MARKET SYSTEM THAT DAY.

SHARES OF COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL, 22, 1997 - 7,290,507; SHARES OF CLASS B COMMON STOCK, $.10 PAR VALUE, OUTSTANDING AT APRIL 22, 1997 - 4,518,817.

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

                                  GRAPHIC INDUSTRIES, INC.

Date:  April 30, 1997                   By:  /s/  Mark C. Pope, III
                                             -------------------------
                                             Mark C. Pope, III
                                             Chairman of the Board



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 30, 1997                   /s/  Mark C. Pope, III
                                        -------------------------------
                                        Mark C. Pope, III
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date:  April 30, 1997                   /s/  David S. Fraser
                                        -------------------------------
                                        David S. Fraser
                                        Chief Financial Officer and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

Date:  April 30, 1997                   /s/  Leo Benatar
                                        -------------------------------
                                        Director

Date:  April 30, 1997                   /s/  William A. Wood, Jr.
                                        -------------------------------
                                        Director

Date:  April 30, 1997                   /s/  John R. Pope
                                        -------------------------------
                                        John R. Pope
                                        Director

Date:  April 30, 1997                   /s/  Alvan A. Herring, Jr.
                                        -------------------------------
                                        Alvan A. Herring, Jr.
                                        Director

Date:  April 30, 1997                   /s/  Ralph N. Strayhorn, Jr.
                                        ------------------------------
                                        Ralph N. Strayhorn, Jr.
                                        Director

Date:  April 30, 1997                   /s/  Warren E. Andrews
                                        ------------------------------
                                        Warren E. Andrews
                                        Director

Date:  April 30, 1997                   /s/  Carter D. Pope
                                        -----------------------------
                                        Carter D. Pope
                                        Director

Date:  April 30, 1997                   /s/  James A. Hatcher
                                        -------------------------------
                                        James A. Hatcher
                                        Director