Form 10-Q
period 1997-04-30
GRAPHIC INDUSTRIES INC
filed 1997-06-13
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended April 30, 1997                  Commission file number 0-12204

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


                                NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report


      TITLE OF EACH CLASS              SHARES OUTSTANDING AS OF APRIL 30, 1997
      -------------------              ---------------------------------------
COMMON STOCK, $.10 PAR VALUE                           7,361,343
CLASS B COMMON STOCK, $.10 PAR VALUE                   4,518,817

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X            NO
                              -----            -----

                           GRAPHIC INDUSTRIES, INC.
                           ------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                     PAGE NUMBER
------------------------------                     -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of Income -      1
     three months ended April 30, 1997 and
     April 30, 1996

     Condensed Consolidated Balance Sheets -          2-3
     April 30, 1997 and January 31, 1997

     Condensed Consolidated Statements of               4
     Cash Flows - three months ended
     April 30, 1997 and April 30, 1996

     Notes to Condensed Consolidated Financial          5
     Statements - April 30, 1997


Item 2. - Management's Discussion and Analysis          7
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
---------------------------

Item l.    Legal Proceedings                           10
     2.    Changes in Securities                       10
     3.    Defaults upon Senior Securities             10
     4.    Submission of Matters to a Vote of          10
           Security Holders
     5.    Other Information                           10
     6.    Exhibits and Reports on Form 8-K            10

SIGNATURES                                             11

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                    THREE MONTHS ENDED APRIL 30,
                                    ----------------------------
                                         1997          1996
                                     ------------  ------------
Net sales                            $115,245,807  $112,961,201

Cost of sales                          85,577,889    84,380,473
                                     ------------  ------------
                                       29,667,918    28,580,728
Selling, general and
   administrative expenses             20,983,119    20,632,952

Restructuring charge                            -     9,000,000

Interest and other income-net             660,457       770,714

Interest expense                        2,757,192     2,688,539
                                     ------------  ------------

Income (loss) before income taxes       6,588,064    (2,970,049)

Income taxes (benefit)                  2,635,000      (561,000)
                                     ------------  ------------

Net income (loss)                    $  3,953,064  $ (2,409,049)
                                     ============  ============

Net income (loss) per share:
   Primary                           $        .34  $       (.21)
                                     ============  ============
   Fully diluted                     $        .32  $       (.21)
                                     ============  ============

Dividends declared:
  Common Stock                       $      .0175  $      .0175
                                     ============  ============
  Class B Common Stock               $      .0125  $      .0125
                                     ============  ============



See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                      APRIL 30,    JANUARY 31,
                                        1997          1997
                                    ------------- -------------
                                     (Unaudited)
A S S E T S
-----------

Current Assets
  Cash and marketable securities    $ 25,784,763  $ 30,789,430
  Trade accounts receivable           88,330,584    80,658,006
  Inventories:
    Materials                         10,809,552    10,113,812
    Work-in-process                   26,056,094    18,597,802
                                    ------------  ------------
                                      36,865,646    28,711,614

  Prepaid expenses and other
    current assets                     6,562,747     4,691,311
                                    ------------  ------------

          Total Current Assets       157,543,740   144,850,361

Other Assets                          13,292,476    10,582,417

Property, Plant and Equipment
  Land                                 9,027,468     9,027,467
  Buildings and improvements          44,172,292    43,637,850
  Machinery and equipment            169,303,510   164,719,258
                                    ------------  ------------
                                     222,503,270   217,384,575

  Less accumulated depreciation       94,625,558    90,250,580
                                    ------------  ------------
                                     127,877,712   127,133,995

Goodwill-net                          16,795,672    16,909,523
                                    ------------  ------------
                                    $315,509,600  $299,476,296
                                    ============  ============


See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                        APRIL 30,     JANUARY 31,
                                          1997           1997
                                      ------------   ------------
                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Notes payable                       $ 22,395,316   $ 15,814,485
  Accounts payable                      26,843,340     21,426,662
  Other current liabilities             19,823,872     20,117,973
  Current portion of long-term
    obligations                          3,385,032      3,471,916
                                      ------------   ------------
       Total Current Liabilities        72,447,560     60,831,036

Long-Term Obligations, less
  current portion                      101,888,334     99,676,541

Deferred Income Taxes                   15,563,160     15,620,738

7% Convertible Subordinated
  Debentures                            19,553,000     20,787,000

Shareholders' Equity
  Preferred Stock, no par value;
    authorized 500,000
    shares; none issued                        -0-            -0-
  Common Stock, $.10 par value;
    authorized 20,000,000 shares;
    issued 7,361,343 at April 30,
    1997 and 7,357,309 at January
    31, 1997, including treasury
    shares of 80,754 at April 30,
    1997 and 78,599 at January 31,
    1997                                   736,134        735,731
  Common Stock, Class B, $.10 par
    value; authorized 10,000,000
    shares; issued 4,518,817 in
    both periods                           451,882        451,882

  Additional paid-in capital            19,537,760     19,496,988
  Retained earnings                     86,142,298     82,657,865
                                      ------------   ------------
                                       106,868,074    103,342,466
  Less treasury stock at cost             (810,528)      (781,485)
                                      ------------   ------------
                                       106,057,546    102,560,981
                                      ------------   ------------
                                      $315,509,600   $299,476,296
                                      ============   ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
      ------------------------------------------------------------------


                                                       THREE MONTHS ENDED
                                                             APRIL 30,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                   $  3,953,064   $ (2,409,049)
Restructuring charge, net of tax                             -0-      6,026,500
Depreciation and amortization                          4,927,096      4,467,045
Gain on sale of property, plant
  and equipment and investments                         (328,269)      (102,250)
Gain on purchase of Convertible
  Subordinated Debentures                                (68,905)           -0-
Provision for deferred taxes                             131,750        120,625
Changes in operating assets and liabilities          (12,575,469)    (9,771,908)
                                                    ------------   ------------
Net cash used in operating activities                 (3,960,733)    (1,669,037)

INVESTING ACTIVITIES
Additions to property, plant and equipment            (5,826,070)    (5,020,077)
Proceeds from sale of property, plant
  and equipment                                          575,692          7,133
Assets of acquired businesses, net of
  cash (acquired) received                               288,031       (419,140)
Net purchase of marketable securities                 (2,479,619)    (5,855,014)
Other investing activities                            (3,484,278)    (3,241,909)
                                                    ------------   ------------
Net cash used in investing activities                (10,926,244)   (14,529,007)

FINANCING ACTIVITIES
Borrowings on long-term obligations                    3,000,000      3,000,000
Payments on long-term obligations                       (875,091)      (913,097)
Net borrowings on notes payable                        6,580,831      2,565,019
Purchase of Convertible Subordinated
  Debentures                                          (1,165,095)           -0-
Dividends                                               (184,638)      (180,230)
Other financing activities                               362,132        173,120
                                                    ------------   ------------
Net cash provided by financing activities              7,718,139      4,644,812
                                                    ------------   ------------

Net decrease in cash and cash equivalents             (7,168,838)   (11,553,232)

Cash and cash equivalents at beginning of period       7,212,351     14,476,139
                                                    ------------   ------------
Cash and cash equivalents at end of period          $     43,513   $  2,922,907
                                                    ============   ============


See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1997


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1997 Annual Report on Form l0-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of April 30, 1997 and the results of the operations and cash flows for the three months then ended. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the year ending January 31, 1998.


NOTE B--MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such securities at each balance sheet date. At April 30, 1997, all marketable securities were classified as "available for sale" and, therefore, were carried at fair value, with the difference between cost and fair value, net of tax, reported as a component of retained earnings. At April 30, 1997, this difference was an unrealized loss of $749,452 net of income taxes of $566,331. This difference was due to the effect of changes in market interest rates on the fair value of these securities.


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

NOTE D--SFAS NO. 128, "EARNINGS PER SHARE"

In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending January 31, 1998, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending January 31, 1998 is not permitted.

Proforma basic and diluted earnings per share for the quarters ended April 30, 1997 and 1996 calculated under the provisions of SFAS No. 128 are as follows:

                                                  Quarter Ended April 30,
                                                  ------------------------
                                                     1997         1996
                                                  ----------  ------------

                    Basic earnings per share           $ .34        $(.21)
                    Diluted earnings per share         $ .32        $(.21)

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

                                            THREE MONTHS
                                           ENDED APRIL 30,
                                        ---------------------

                                          1997         1996
                                        --------     --------

Net sales                               l00.0%         l00.0%
Cost of sales                            74.3           74.7
Selling, general and administrative
  expenses                               18.2           18.2
Restructuring charge                        -            8.0
Interest and other income - net           0.6            0.7
Interest expense                          2.4            2.4
                                        --------     --------
Income before income taxes                5.7           (2.6)
Provision for income taxes (benefit)      2.3           (0.5)
                                        --------     --------
Net income (loss)                         3.4%          (2.1)%
                                        ========     ========


RESULTS OF OPERATIONS

General.  As of May 31, 1996 Mercury Printing Company, Inc. ("Mercury"),
--------
Memphis, Tennessee, a subsidiary of the Company, acquired The Wimmer Companies, Inc., a printer and publisher of cookbooks in Memphis, Tennessee. The acquisition was financed through the issuance of 53,830 shares of the Company's Common Stock valued at $583,376 and cash payments amounting to $1,042,281 to retire certain debt obligations.

As of November 1, 1996 the Company acquired Presstar Printing Corporation ("PPC"), a commercial printing company in Silver Spring, Maryland, serving the Baltimore, Maryland and Washington, DC market areas. The acquisition was financed through the issuance of 102,059 shares of the Company's Common Stock valued at $875,136 and cash payments amounting to $5,531,078 to retire certain debt obligations. In the quarter ended April 30, 1997 the Seller returned $301,480 of cash and 40,816 shares of the Company's Common Stock as part of a post closing settlement. The shares were cancelled.

As of April 30, 1996 the Company recorded a one-time pre-tax restructuring charge of $9,000,000. The after-tax effect of the charge was $6,026,500 or equivalent to $0.52 per common share. The charge covered the costs associated with the sale of the Company's direct-mail subsidiary, Graphic Direct-Illinois ("GDI") and the closing of a commercial printing subsidiary, The Stein Printing Company, Inc. ("SPC"). Excluding the one-time charge, net income for the three months ended April 30, 1996 would have been $3,617,451 or $0.31 per share primary and $0.30 per share fully diluted.

NET SALES.  Net sales, for the three months ended April 30, 1997, increased
----------
approximately $2.3 million or 2.0% as compared to the same period last year. Of this increase, approximately 2.5% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 6.2%.

COST OF SALES.  Cost of sales, as a percentage of sales, decreased 0.4%, for the
--------------
three months ended April 30, 1997 as compared to the same period last year. The decrease resulted from an improved product mix and higher utilization of assets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and
---------------------------------------------
administrative expenses remained the same as a percentage of sales for both periods.

RESTRUCTURING CHARGE.  A pre-tax $9,000,000 restructuring charge was booked in
---------------------
the quarter ended April 30, 1996. See a discussion of the restructuring charge in the General Section above in Results of Operations.

INTEREST AND OTHER INCOME-NET.  Interest and other income-net, as a percentage
------------------------------
of sales, decreased 0.1% for the three months ended April 30, 1997 as compared to the same period last year. The decrease was due to a decrease in interest income.

INTEREST EXPENSE.  Interest expense, as a percentage of sales, remained the same
-----------------
for both periods.

INCOME TAXES (BENEFIT).  The effective income tax rate for the three months
-----------------------
ended April 30, 1997 was 40.0%. The income tax benefit for the three months ended April 30, 1996 resulted from the loss caused by the $9,000,000 pre-tax restructuring charge discussed in the General Section above in Results of Operations. The effective income tax rate prior to the restructuring charge was 40.0% for the three months ended April 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 1997, the Company had approximately $85.3 million in working capital as compared to approximately $81.3 million at April 30, 1996. Capital expenditures for property, plant and equipment were approximately $5.8 million during the three months ended April 30, 1997.

The Company's capital expenditures, increase in other assets and increase in current assets have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first three months. The increase in other assets is primarily due to advance payments for several capital projects. The increase in current assets is due primarily to an increase in sales volume and work-in-process.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $25.8 million at April 30, 1997, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM ONE - LEGAL PROCEEDINGS
----------------------------

     At April 30, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.


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



                                         GRAPHIC INDUSTRIES, INC.
                                 ----------------------------------------



DATE: June 13, 1997
      ------------------



                                 /s/ Mark C. Pope III
                                 --------------------
                                 Mark C. Pope III
                                 Chairman and Chief Executive Officer



DATE: June 13, 1997
      ------------------



                                 /s/ David S. Fraser
                                 ----------------------------------------
                                 Chief Financial Officer and Treasurer