Form 10-Q
period 1997-07-31
GRAPHIC INDUSTRIES INC
filed 1997-09-12
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended July 31, 1997                   Commission file number 0-12204

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


                                NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

      Title of each Class                 Shares Outstanding as of July 31, 1997
     -------------------                 --------------------------------------
COMMON STOCK, $.10 PAR VALUE                          7,829,663
CLASS B COMMON STOCK, $.10 PAR VALUE                  4,518,817


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

                           GRAPHIC INDUSTRIES, INC.
                           -----------------------

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                              PAGE NUMBER
------------------------------                              -----------

Item 1. - Financial Statements (Unaudited)

      Condensed Consolidated Statements of                         1
      Income - three months ended July 31,
      1997 and July 31, 1996 - six months ended
      July 31, 1997 and July 31, 1996

      Condensed Consolidated Balance Sheets -                     2,3
      July 31, 1997 and January 31, 1997

      Condensed Consolidated Statements of                         4
      Cash Flows - six months ended July
      31, 1997 and July 31, 1996

      Notes to Condensed Consolidated Financial                   5,6
      Statements - July 31, 1997


Item 2. - Management's Discussion and Analysis                    7-10
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
---------------------------

Item l.   Legal Proceedings                                       11
     2.   Changes in Securities                                   11
     3.   Defaults upon Senior Securities                         11
     4.   Submission of Matters to a Vote of                      11
          Security Holders
     5.   Other Information                                       11
     6.   Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                        12

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                   JULY 31,                           JULY 31,
                        ----------------------------       -----------------------------
                            1997            1996               1997             1996
                        ------------    ------------       ------------    -------------
Net sales               $110,324,269    $102,068,890       $225,570,076     $215,030,091
Cost of sales             83,580,514      77,270,786        169,158,403      161,651,259
                        ------------    ------------       ------------     ------------
                          26,743,755      24,798,104         56,411,673       53,378,832
Selling,
  general and
  administrative
  expenses                19,927,519      18,977,889         40,910,638       39,610,841
Restructuring
  charge                           -               -                  -        9,000,000
Interest and
  other income-net           990,149         886,756          1,650,606        1,657,470
Interest expense           3,018,938       2,729,741          5,776,130        5,418,280
                        ------------    ------------       ------------     ------------
Income before
  income taxes             4,787,447       3,977,230         11,375,511        1,007,181
Income taxes               1,915,000       1,591,000          4,550,000        1,030,000
                        ------------    ------------       ------------     ------------
Net income (loss)       $  2,872,447    $  2,386,230       $  6,825,511     $    (22,819)
                        ============    ============       ============     ============
Net income
  per share:
    Primary                 $ .24           $ .21               $.58             $  -
                            =====           =====               ====             ====
    Fully diluted           $ .23           $ .20               $.55             $  -
                            =====           =====               ====             ====

Dividends declared:
  Common Stock             $.0175          $.0175              $.035            $.035
                           ======          ======              =====            =====
  Class B Common
    Stock                  $.0125          $.0125              $.025            $.025
                           ======          ======              =====            =====

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   JULY 31,         JANUARY 31,
                                                     1997               1997
                                                ------------       ------------
                                                 (Unaudited)
A S S E T S
-----------

Current Assets
  Cash and marketable securities                $ 29,818,841       $ 30,789,430
  Trade accounts receivable                       81,587,020         80,658,006
  Inventories:
    Materials                                     11,513,478         10,113,812
    Work in process                               25,207,438         18,597,802
                                                ------------       ------------
                                                  36,720,916         28,711,614

  Prepaid expenses and other
    current assets                                 6,393,585          4,691,311
                                                ------------       ------------
            Total Current Assets                 154,520,362        144,850,361

Other Assets                                      13,229,721         10,582,417

Property, Plant and Equipment
  Land                                            10,315,438          9,027,467
  Buildings and improvements                      46,933,559         43,637,850
  Machinery and equipment                        176,963,373        164,719,258
                                                ------------       ------------
                                                 234,212,370        217,384,575

  Less accumulated depreciation                   97,494,523         90,250,580
                                                ------------       ------------
                                                 136,717,847        127,133,995

Goodwill-net                                      18,415,974         16,909,523
                                                ------------       ------------
                                                $322,883,904       $299,476,296
                                                ============       ============


See notes to condensed consolidated financial statements.

                          GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        JULY 31,         JANUARY 31,
                                                          1997              1997
                                                     ------------      --------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Notes payable                                       $ 17,103,985      $ 15,814,485
  Accounts payable                                      20,988,317        21,426,662
  Other current liabilities                             17,317,677        20,117,973
  Current portion of long-term
    obligations                                          3,751,647         3,471,916
                                                      ------------      ------------
        Total Current Liabilities                       59,161,626        60,831,036

Long-Term Obligations, less
  current portion                                      113,881,136        99,676,541

Deferred Income Taxes                                   16,235,940        15,620,738

7% Convertible Subordinated
  Debentures                                            19,353,000        20,787,000

Shareholders' Equity
  Preferred Stock, no par value;
    authorized 500,000
    shares; none issued                                        -0-               -0-
  Common Stock, $.10 par value;
    authorized 20,000,000 shares;
    issued 7,829,663 at July 31,
    1997 and 7,357,309 at January
    31,1997, including treasury
    shares of 89,313 at July 31,
    1997 and 78,599 at January
    31, 1997                                               782,966           735,731
  Common Stock, Class B, $.l0 par
    value; authorized 10,000,000
    shares; issued 4,518,817 in
    both periods                                           451,882           451,882

  Additional paid-in capital                            24,393,208        19,496,988
  Retained earnings                                     89,559,810        82,657,865
                                                      ------------      ------------
                                                       115,187,866       103,342,466
  Less treasury stock at cost                             (935,664)         (781,485)
                                                      ------------      ------------
                                                       114,252,202       102,560,981
                                                      ------------      ------------
                                                      $322,883,904      $299,476,296
                                                      ============      ============

See notes to condensed consolidated financial statements.

                            GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                         JULY 31,
                                                               -----------------------------
                                                                  1997              1996
                                                               -----------       -----------
OPERATING ACTIVITIES
Net income (loss)                                              $ 6,825,511       $   (22,819)
Restructuring charge, net of tax                                       -0-         2,101,566
Depreciation and amortization                                    9,989,929         8,886,885
Net (gain) loss on sale of property,
  plant and equipment and investments                           (1,019,082)          936,476
Gain on purchase of Convertible
  Subordinated Debentures                                          (81,405)              -0-
Provision for deferred taxes                                       227,500           200,175
Changes in operating assets and liabilities                    (12,752,847)       (6,698,235)
                                                               -----------       -----------
Net cash provided by operating activities                        3,189,606         5,404,048

INVESTING ACTIVITIES
Additions to property, plant and equipment                     (14,149,845)       (8,789,594)
Proceeds from sale of property, plant and
  equipment                                                      1,771,937         3,991,134
Assets of acquired businesses, net of
  cash acquired                                                 (1,073,565)       (1,445,121)
Net sale (purchase) of marketable securities                     9,558,254        (5,849,177)
Other investing activities                                      (3,612,743)       (5,809,340)
                                                               -----------       -----------
Net cash used in investing activities                           (7,505,962)      (17,902,098)

FINANCING ACTIVITIES
Borrowings on long-term obligations                             12,566,303         3,000,000
Payments on long-term obligations                               (1,728,696)       (2,015,197)
Net borrowings on notes payable                                  1,289,500           477,458
Purchase of Convertible Subordinated
  Debentures                                                    (1,352,595)               -0-
Dividends                                                         (369,270)         (362,485)
Other financing activities                                       1,206,262           405,480
                                                               -----------       -----------
Net cash provided by financing activities                       11,611,504         1,505,256
                                                               -----------       -----------
Net increase (decrease) in cash and cash
  equivalent                                                     7,295,148       (10,992,794)

Cash and cash equivalents at beginning of period                 7,212,351        14,476,139
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $14,507,499       $ 3,483,345
                                                               ===========       ===========

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1997


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1997 Annual Report on Form 10-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of July 31, 1997 and the results of the operations and cash flows for the three months and six months then ended. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the year ending January 31, 1998.


NOTE B--MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such securities at each balance sheet date. At July 31, 1997, all marketable securities were classified as "available for sale" and, therefore, were carried at fair value, with the difference between cost and fair value, net of tax, reported as a component of retained earnings. At July 31, 1997, this difference was an unrealized loss of $19,755 net of income taxes of $16,163. This difference was due to the effect of changes in market interest rates on the fair value of these securities.


NOTE C--NET INCOME PER COMMON SHARE

Primary earnings per share are computed based on the weighted average number of common shares outstanding during the period. The common share equivalents did not materially dilute primary earnings per share. Fully diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding and, when dilutive, assumed conversion of convertible securities during the period, after appropriate adjustments for interest and applicable income tax effect.

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

Proforma basic and diluted earnings per share for the three months and six months ended July 31, 1997 and 1996 calculated under the provisions of SFAS No. 128 are as follows:

                        Quarter Ended July 31,        Six Months Ended July 31,
                        ----------------------        -------------------------
                           1997         1996             1997         1996
                          -----        -----            -----        -----
Basic earnings per
 share                     $.24         $.21             $.58          -
Diluted earnings per
 share                     $.23         $.20             $.55          -

                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from the Condensed Consolidated Statements of Income as a percentage of net sales for the indicated periods.


                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JULY 31              JULY 31
                                  ------------------   ----------------
                                    1997      1996       1997      1996
                                  ------------------   ----------------
Net sales                          100.0%    100.0%     100.0%    100.0%
Cost of sales                       75.8      75.7       75.0      75.2
Selling, general and
  administrative expenses           18.1      18.6       18.1      18.4
Restructuring charge                 -         -          -         4.2
Interest and other income-net        0.9       0.9        0.7       0.8
Interest expense                     2.7       2.7        2.6       2.5
Income before income taxes           4.3       3.9        5.0       0.5
Provision for income taxes           1.7       1.6        2.0       0.5
                                   -----      ----      -----      ----
Net income (loss)                    2.6%      2.3%       3.0%      -  %
                                   =====      ====      =====      ====



RESULTS OF OPERATIONS

General. On May 31, 1996 Mercury Printing Company, Inc. ("Mercury"), Memphis, Tennessee, a subsidiary of the Company, acquired The Wimmer Companies, Inc., a printer and publisher of cookbooks in Memphis, Tennessee. The acquisition was financed through the issuance of 53,830 shares of the Company's Common Stock valued at $583,376 and cash payments amounting to $1,042,281 to retire certain debt obligations. In the quarter ended July 31, 1997 the Seller returned 6,181 shares of the Company's Common Stock which related to a final closing settlement. The shares were cancelled.

On November 1, 1996 the Company acquired Presstar Printing Corporation ("PPC"), a commercial printing company in Silver Spring, Maryland, serving the Baltimore, Maryland and Washington, DC market areas. The acquisition was financed through the issuance of 102,059 shares of the Company's Common Stock valued at $875,136 and cash payments amounting to $5,531,078 to retire certain debt obligations. In the quarter ended April 30, 1997 the Seller returned $301,480 of cash and 40,816 shares of the Company's Common Stock as part of a post closing settlement. The shares were cancelled.

On June 3, 1997, Imaging Technologies Services, Inc. ("ITS"), Atlanta, Georgia, a subsidiary of the Company, acquired Birmingham Imaging Technologies, Inc. a reprographics company serving the Birmingham, Alabama market. The acquisition was financed through the issuance of cash payments in the amount of $871,250 and a note payable of $153,750.

On July 1, 1997 the Company acquired The LithoPrint Company ("LC"), a commercial printing company in Austin, Texas and LithoImage, Inc. a state-of-the-art digital image processing company. The acquisition was financed through the issuance of 366,029 shares of the Company's Common Stock valued at $4,000,000 and a cash payment of $500,000.

As of April 30, 1996 the Company recorded a one-time pre-tax restructuring charge of $9,000,000. The after-tax effect of the charge was $6,026,500 or equivalent to $0.52 per common share. The charge covered the costs associated with the sale of the Company's direct-mail subsidiary, Graphic Direct-Illinois ("GDI") and the closing of a commercial printing subsidiary, The Stein Printing Company, Inc. ("SPC"). Excluding the one-time charge, net income for the six months ended July 31, 1996 would have been $6,003,681 or $0.52 per share primary and $0.50 per share fully diluted.

NET SALES. Net sales, for the three months ended July 31, 1997, increased approximately $8.3 million or 8.1% as compared to the same period last year. Of this increase, approximately 4.2% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 6.4%. Net sales, for the six months ended July 31, 1997, increased approximately $10.5 million or 4.9% as compared to the same period last year. Of this increase, approximately 3.3% was attributable to the net sales of the acquisitions discussed above in the General section. Excluding the sales of the acquired businesses and of the subsidiaries affected by the restructuring, net sales of the remaining operations increased by approximately 6.3% for the six months ended July 31, 1997.

COST OF SALES. Cost of sales, as a percentage of sales, remained essentially the same for the three months ended July 31, 1997 as compared to the same period last year. Cost of sales, as a percentage of sales, decreased 0.2%, for the six months ended July 31, 1997, as compared to the same period last year. The improvement resulted from the stabilization of paper prices which has allowed our companies to more fully recover these costs in their pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 0.5%, as a percentage of sales for the three months ended July 31, 1997 and 0.3% for the six months ended July 31, 1997, as compared to the same periods last year. The percentage decrease in both periods is due primarily to the significant sales increase which offset these expenses. The dollar increase in these expenses is primarily due to higher commissions on the increase in sales.

RESTRUCTURING CHARGE. A pre-tax $9,000,000 restructuring charge was booked in the quarter ended April 30, 1996. See a discussion of the restructuring charge in the General Section above in Results of Operations.

INTEREST AND OTHER INCOME-NET. Interest and other income-net, as a percentage of sales, remained the same for the three months ended July 31, 1997 as compared to the same period last year. For the six months ended July 31, 1997, interest and other income-net, as a percentage of sales, decreased 0.1% as compared to the same period last year. The decrease was due to a decrease in interest income.

INTEREST EXPENSE. Interest expense, as a percentage of sales, remained the same for the three months ended July 31, 1997 as compared to the same period last year. For the six months ended July 31, 1997, interest expense, as a percentage of sales, increased 0.1% as compared to the same period last year. The increase was due to an increase in the prime interest rate and higher average borrowings.

INCOME TAXES. The effective income tax rate was 40.0% for the three months ended July 31, 1997 and July 31, 1996. The effective tax rate for the six months ended July 31, 1997 was 40.0% compared to 102.3% for the six months ended July 31, 1996. The high tax rate for the six months ended July 31, 1996 was due to the restructuring charge booked at April 30, 1996 and discussed in the General Section above in Results of Operations. A portion of the restructuring charge related to the write-off of intangible assets for which there is no tax benefit. The effective income tax rate without the restructuring charge was 40.0% for the six months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had approximately $95.4 million in working capital as compared to approximately $83.5 million at July 31, 1996. Capital expenditures for property, plant and equipment were approximately $14.1 million during the six months ended July 31, 1997.

The Company's capital expenditures and increase in other assets have been financed by funds from operations, from additional borrowings and from use of cash and cash equivalents during the first six months. The increase in other assets is primarily due to advance payments for several capital projects.

The Company believes that existing working capital, including a cash and marketable securities balance of approximately $29.8 million at July 31, 1997, funds provided from operations, undrawn bank lines and additional bank financing will be adequate to satisfy the Company's presently anticipated needs for working capital and capital expenditures, including possible future acquisitions.

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

SUBSEQUENT EVENTS

On August 1, 1997, the Company acquired Harvey Press, Inc. ("HP"), the largest commercial printing company in New Orleans, Louisiana. The acquisition was financed through the issuance of 334,549 shares of the Company's Common Stock valued at $4,300,000.

On August 29, 1997, the Company acquired Bruce Offset Company ("BOC"), a commercial printing company in Elk Grove Village, Illinois, serving the Chicago, Illinois market area. The acquisition was financed through the issuance of cash payments amounting to $9,200,000, additional cash payments amounting to $1,869,984 to retire certain debt obligations and the assumption of certain debt obligations amounting to $875,000.

On September 3, 1997, The Central Press of Miami, Inc. ("CP"), Pompano Beach, Florida, a subsidiary of the Company acquired substantially all the assets and certain liabilities of Graphic Technologies, Inc., a prepress and commercial printer in Fort Lauderdale, Florida. The acquisition was financed through the issuance of cash payments amounting to $987,110, additional cash payments of $777,918 to retire certain debt obligations, the assumption of certain debt obligation amounting to $554,073 and the issuance of a note payable in the amount of $1,373,875.

                          PART II - OTHER INFORMATION


ITEM ONE - LEGAL PROCEEDINGS
----------------------------

      At July 31, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

ITEM TWO - CHANGES IN SECURITIES
--------------------------------

      None

ITEM THREE - DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------

      None

ITEM FOUR - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

      None

ITEM FIVE - OTHER INFORMATION
-----------------------------

      David S. Fraser, Chief Financial Officer and Treasurer of the Company resigned on June 30, 1997. Martin C. Kendall, Director of Acquisitions of the Company was appointed Vice President and Chief Financial Officer of the Company on August 12, 1997. He will retain his former responsibilities as Director of Acquisitions.

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




                                      GRAPHIC INDUSTRIES, INC.
                                ------------------------------------



DATE: September 12, 1997
      ------------------




                              /s/ Mark C. Pope III
                              ------------------------------------------
                              Mark C. Pope III
                              Chairman and Chief Executive Officer




DATE: September 12, 1997
      ------------------



                              /s/ Martin C. Kendall
                              ------------------------------------------
                              Vice President and Chief Financial Officer