Form 10-Q
period 1997-10-31
GRAPHIC INDUSTRIES INC
filed 1997-12-15
CIK 727162

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended October 31 1997                Commission file number 0-12204


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

                                NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

       TITLE OF EACH CLASS                    SHARES OUTSTANDING AS OF 10/31/97
       -------------------                    ---------------------------------
COMMON STOCK, $.10 PAR VALUE                               8,560,550
CLASS B COMMON STOCK, $.10 PAR VALUE                       4,518,817

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                      YES  X             NO
                          ---               ---

                           GRAPHIC INDUSTRIES, INC.
                           ------------------------

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                     PAGE NUMBER
------------------------------                     -----------

Item 1. - Financial Statements (Unaudited)

     Condensed Consolidated Statements of                 1
     Operations - three months ended October 31,
     1997 and October 31, 1996 - nine months ended
     October 31, 1997 and October 31, 1996

     Condensed Consolidated Balance Sheets -              2
     October 31, 1997 and January 31, 1997

     Condensed Consolidated Statements of                 4
     Cash Flows - nine months ended October
     31, 1997 and October 31, 1996

     Notes to Condensed Consolidated Financial            5
     Statements - October 31, 1997


Item 2. - Management's Discussion and Analysis            7
          of Financial Condition and Results of
          Operations


PART II - OTHER INFORMATION
---------------------------

Item      l.Legal Proceedings                            12
          2.Changes in Securities                        12
          3.Defaults upon Senior Securities              12
          4.Submission of Matters to a Vote of
            Security Holders                             12
          5.Other Information                            12
          6.Exhibits and Reports on Form 8-K             12

SIGNATURES                                               13

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                  OCTOBER 31,                           OCTOBER 31,
                             --------------------                ----------------------
                             1997            1996                1997              1996
                             ----            ----                ----              ----

Net sales                $123,341,900    $111,233,906        $348,911,976      $326,263,997

Cost of sales              94,135,546      83,559,109         263,293,949       245,210,368
                         ------------    ------------        ------------      ------------
                           29,206,354      27,674,797          85,618,027        81,053,629

Selling,
  general and
  administrative
  expenses                 25,188,830      19,682,228          66,099,468        59,293,069

Loss on sale
  of subsidiary             5,061,835          -                5,061,835

Restructuring                   -              -                   -              9,000,000

Interest, other income
 (expense)-net                228,505         472,123           1,879,111         2,129,593

Interest expense            2,938,526       2,643,784           8,714,656         8,062,064
                         ------------     -----------         -----------       -----------
Income (loss) before
  income taxes             (3,754,332)      5,820,908           7,621,179         6,828,089

Income taxes                  523,000       2,328,000           5,073,000         3,358,000
                         ------------     -----------         -----------       -----------

Net income (loss)        $ (4,277,332)    $ 3,492,908         $ 2,548,179       $ 3,470,089
                         ============     ===========         ===========       ===========
Net income (loss)
  per share:
   Primary               $       (.37)    $       .30         $       .21       $       .30
                         ============     ===========         ===========       ===========
   Fully diluted         $       (.37)    $       .29         $       .21       $       .30
                         ============     ===========         ===========       ===========
Dividends declared:
  Common Stock           $      .0175     $     .0175         $     .0525       $     .0525
                         ============     ===========         ===========       ===========
  Class B Common
   Stock                 $      .0125     $     .0125         $     .0375       $     .0375
                         ============     ===========         ===========       ===========

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    OCTOBER 31,    JANUARY 31,
                                      1997            1997
                                  -------------  --------------
                                   (Unaudited)


A S S E T S
-----------

Current Assets
 Cash and marketable securities    $ 26,190,930  $ 30,789,430
 Trade accounts receivable           91,713,907    80,658,006
 Inventories:
  Materials                          10,587,625    10,113,812
  Work in process                    29,145,513    18,597,802
                                   ------------  ------------
                                     39,733,138    28,711,614

 Prepaid expenses and other
  current assets                      5,339,315     4,691,311
                                   ------------  ------------

   Total Current Assets             162,977,290   144,850,361

Other Assets                         10,814,630    10,582,417

Property, Plant and Equipment
 Land                                10,102,046     9,027,467
 Buildings and improvements          47,163,658    43,637,850
 Machinery and equipment            184,269,366   164,719,258
                                   ------------  ------------
                                    241,535,070   217,384,575

 Less accumulated depreciation       96,027,531    90,250,580
                                   ------------  ------------
                                    145,507,539   127,133,995

Goodwill-net                         21,815,907    16,909,523
                                   ------------  ------------
                                   $341,115,366  $299,476,296
                                   ============  ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  OCTOBER 31,    JANUARY 31,
                                                                     1997           1997
                                                                 ------------   ------------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
 Notes payable                                                   $ 16,094,782   $ 15,814,485
 Accounts payable                                                  21,550,524     21,426,662
 Other current liabilities                                         19,479,833     20,117,973
 Current portion of long-term obligations                           4,936,315      3,471,916
                                                                 ------------   ------------
     Total Current Liabilities                                     62,061,454     60,831,036

Long-Term Obligations, less current portion                       128,608,492     99,676,541

Deferred Income Taxes                                              17,005,340     15,620,738

7% Convertible Subordinated Debentures                             12,912,000     20,787,000

Shareholders' Equity
 Preferred Stock, no par value;
  authorized 500,000
  shares; none issued                                                     -0-            -0-
 Common Stock, $.10 par value;
  authorized 20,000,000 shares;
  issued 8,560,550 at  October 31,
  1997 and 7,357,309 at January
  31, 1997, including treasury
  shares of 94,135 at October 31,
  1997 and 78,599 at January 31, 1997                                 856,055        735,731
 Common Stock, Class B, $.l0 par
  value; authorized 10,000,000
  shares; issued 4,518,817 in
  both periods                                                        451,882        451,882

 Additional paid-in capital                                        35,251,582     19,496,988
 Retained earnings                                                 84,978,208     82,657,865
                                                                 ------------   ------------
                                                                  121,537,727    103,342,466
Less treasury stock at cost                                        (1,009,647)      (781,485)
                                                                 ------------   ------------
                                                                  120,528,080    102,560,981
                                                                 ------------   ------------
                                                                 $341,115,366   $299,476,296
                                                                 ============   ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         October 31,
                                                                  ---------------------------
                                                                      1997           1996
                                                                  ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                $  2,548,179   $  3,470,089
Restructuring charge, net of tax benefit                                  -0-     (2,016,611)
Loss on sale of subsidiary                                          5,061,835            -0-
Depreciation and amortization                                      16,112,126     14,233,694
Net (gain) loss on sale of property,
 plant and equipment and investments                                 (966,577)     1,103,283
Gain on purchase of Convertible
 Subordinated Debentures                                              (81,405)           -0-
Provision for deferred taxes                                          253,650        316,575
Changes in operating assets and liabilities                       (20,460,862)    (7,250,903)
                                                                 ------------   ------------
Net cash provided by operating activities                           2,466,946      9,856,127

INVESTING ACTIVITIES
Additions to property, plant and equipment                        (27,056,413)   (18,762,466)
Proceeds from sale of  property, plant and
 equipment                                                          2,709,744      4,022,208
Proceeds from sale of subsidiary                                    7,065,173
Assets of acquired  businesses, net of
 cash acquired                                                    (10,583,606)    (1,458,801)
Net sale (purchase) of marketable securities                       21,031,170     (3,616,894)
Other investing activities                                         (2,198,409)      (128,588)
                                                                 ------------   ------------
Net cash used in investing activities                              (9,032,341)   (19,944,541)

FINANCING ACTIVITIES
Borrowings on long-term obligations                                34,703,803              -
Payments on long-term obligations                                  (8,829,172)    (2,880,697)
Net borrowings on notes payable                                    (3,405,714)     4,077,215
Purchase of Convertible  Subordinated
 Debentures                                                        (1,352,595)           -0-
Common stock issued from Debenture Conversion                       6,441,000            -0-
Debentures converted to Common Stock                               (6,441,000)           -0-
Dividends                                                            (567,957)      (544,307)
Other financing activities                                          1,322,743        560,367
                                                                 ------------   ------------
Net cash provided by financing activities                          21,871,108      1,212,578
                                                                 ------------   ------------

Net increase (decrease) in  cash and cash
 equivalent                                                        15,305,713     (8,875,836)

Cash and cash equivalents at beginning of period                    7,212,351     14,476,139
                                                                 ------------     ----------
Cash and cash equivalents at end of period                       $ 22,518,064   $  5,600,303
                                                                 ============   ============

See notes to condensed consolidated financial statements.

                   GRAPHIC INDUSTRIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 1997


NOTE A--BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the 1997 Annual Report on Form 10-K. In the opinion of Management, the financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position as of October 31, 1997 and the results of the operations and cash flows for the three months and nine months ended October 31, 1997 and 1996. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the year ending January 31, 1998.


NOTE B--MARKETABLE SECURITIES

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such securities at each balance sheet date. At October 31, 1997, all marketable securities were classified as "available for sale" and, therefore, were carried at fair value, with the difference between cost and fair value, net of tax, reported as a component of retained earnings. At October 31, 1997, this difference was an unrealized loss of $125,339 net of income taxes of $83,560. This difference was due to the effect of changes in market interest rates on the fair value of these securities.


NOTE C--NET INCOME PER COMMON SHARE

Primary earnings per share are computed based on the weighted average number of common shares outstanding during the period. Common share equivalents are included in primary earnings per share when dilutive. Fully diluted earnings per share are based on the weighted average number of common shares and common share equivalents outstanding and, when dillutive, assumed conversion of convertible securities during the period, after appropriate adjustments for interest and applicable income tax effect.

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

Proforma basic and diluted earnings (loss) per share for the three months and nine months ended October 31, 1997 and 1996 calculated under the provisions of SFAS No. 128 are as follows:

                         Quarter Ended   Nine Months Ended
                          October 31,       October 31,
                        --------------   -----------------
                         1997      1996     1997    1996

Basic earnings
 (loss) per share       $(.37)     $ .30    $ .21  $ .30

Diluted earnings
 (loss) per share       $(.37)     $ .29    $ .21  $ .30


NOTE E--PROVISION FOR LOSS ON SALE OF SUBSIDIARY

As provided for in the agreement with Wallace Computer Services, Inc., the Company sold its Atlanta Blue Print Company subsidiary to CD Acquisition Corp., a company controlled by Carter D. Pope, President of Atlanta Blue Print Company, a Director of the Company, and son of Mark C. Pope, III, Chairman of the Company. As of October 31, 1997, the Company recorded the sale of its Atlanta Blue Print Company subsidiary for $7,065,173 in cash and the related loss of $5,061,835. An income tax benefit was not recorded for the loss as realization of any benefit is uncertain.

NOTE F--TENDER OFFER FROM WALLACE CONCLUDED

Pursuant to the Amended and Restated Agreement and Plan of Merger Among Wallace Computer Services, Inc. (Wallace), Greenwich Acquisition Corp., and the Company and the Amended and Restated Stockholder Agreement dated as of October 12, 1997, a tender offer was concluded on October 31, 1997 whereby Wallace through its Greenwich Acquisition Corp. subsidiary, purchased approximately 95% of the Company's combined outstanding Common Stock and Class B shares. The shares, both Common and Class B were purchased at $21.75 per share. The conclusion of the tender offer, and the related reduction in outstanding shares resulted in the suspension of trading by the New York Stock Exchange on Monday, November 3, 1997. The remaining outstanding shares that were not tendered (representing approximately 5% of the shares) are scheduled to be purchased at $21.75 per share subsequent to the approval of the merger which is to be voted on by the shareholders at a special shareholder meeting scheduled for December 22, 1997. Given Wallace's stated desire to vote their shares in favor of the merger, it appears certain that the remaining shares will be purchased by Wallace, resulting in the Company becoming a 100% owned subsidiary of Wallace.

NOTE G--INCOME TAXES The effective income tax rate for the three and nine months ended October 31, 1997, was higher than expected as a result of not recording a benefit on the loss on sale of subsidiary.


                                    ITEM 2
                                    ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

The following table sets forth items from the Condensed Consolidated Statements of Operations as a percentage of net sales for the indicated periods.

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                               OCTOBER 31                OCTOBER 31
                           ------------------        -----------------
                             1997       1996          1997       1996
                            ------     ------        ------    -------

Net sales                   100.0 %    100.0%        100.0%    100.0%
Cost of sales                76.3       75.1          75.5      75.2
Selling, general and
  administrative expenses    20.4       17.7          18.9      18.2
Restructuring charge           -          -             -        2.7
Loss on sale of subsidiary    4.1         -            1.5        -
Interest, other income &
  (expense)-net               0.2        0.4           0.6       0.7
Interest expense              2.4        2.4           2.5       2.5
                            -----      -----         -----     -----
Income (loss) before
  income taxes               (3.0)       5.2           2.2       2.1
Provision for income taxes    0.5        2.1           1.5       1.0
                            -----      -----         -----     -----
Net income (loss)            (3.5)%      3.1%          0.7%      1.1%
                            =====      =====         =====     =====

                                      -7-

RESULTS OF OPERATIONS

General.
--------

On May 31, 1996 Mercury Printing Company, Inc. ("Mercury"), Memphis, Tennessee, a subsidiary of the Company, acquired The Wimmer Companies, Inc., a printer and publisher of cookbooks in Memphis, Tennessee. The acquisition was financed through the issuance of 53,830 shares of the Company's Common Stock valued at $583,376 and cash payments amounting to $1,042,281 to retire certain debt obligations. In the quarter ended July 31, 1997 the Seller returned 6,181 shares of the Company's Common Stock which related to a final closing settlement. The shares were canceled.

On November 1, 1996 the Company acquired Presstar Printing Corporation ("PPC"), a commercial printing company in Silver Spring, Maryland, serving the Baltimore, Maryland and Washington, DC market areas. The acquisition was financed through the issuance of 102,059 shares of the Company's Common Stock valued at $875,136 and cash payments amounting to $5,531,078 to retire certain debt obligations.
In the quarter ended April 30, 1997 the Seller returned $301,480 of cash and 40,816 shares of the Company's Common Stock as part of a post closing settlement. The shares were canceled.

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

On August 1, 1997, the Company acquired 100% of the common stock of Harvey Press, Inc., a commercial printing company in New Orleans, Louisiana. The acquisition was financed through the issuance of 334,549 shares of the Company's Common Stock valued at $4,300,000.

On August 29, 1997, the Company acquired 100% of the common stock of Bruce Offset Company, Inc., a commercial printer in Chicago, Illinois. The total acquisition price of $11,944,984 was financed with $9,200,000 of the purchase price for the common stock being paid in cash, $1,869,984 paid in cash at closing to satisfy debt obligations payable to a bank, and the assumption of an existing note in the amount of $875,000 payable to one of the sellers due in September 1998.

On September 3, 1997, The Central Press of Miami, Inc., a subsidiary of the Company, acquired substantially all of the assets of Graphic Technology, Inc., a printing and pre-press company doing business in Fort Lauderdale, Florida under the name of Graphtec. The total purchase price of $3,872,615 was paid as follows: $987,110 in cash to the Graphic Technology, Inc., $554,073 cash paid to third party lenders at closing, $777,918 in debt payable to third parties assumed at closing and paid soon thereafter, and the assumption of a note payable to Graphic Technology, Inc. in the amount of $1,373,875. The assumed note accrues interest at 8%, is due and payable on April 1, 1998, and is subject to adjustment based on the realized value of certain of the assets purchased.

NET SALES.  Net sales, for the three months ended October 31, 1997, increased
----------
approximately $12.1 million or 10.9% as compared to the same period last year. Of this increase, approximately 10.0% was attributable to the net sales of acquisitions discussed above in the General section. Atlanta Blue Print which was divested in the current quarter represented 0.5% of the increase. There was virtually no change in sales by operations that were included in both three month periods as compared to the total Company sales for the quarter ended October 31, 1996. Accordingly there was no significant change in sales of existing operations between the three month periods ended October 31, 1996 and 1997, as compared to the sales for those same operations for the quarter ended October 31, 1996.

Net sales, for the nine months ended October 31, 1997, increased approximately $22.6 million or 6.9% as compared to the same period last year. Of this increase, approximately 5.5% was attributable to the net sales of the acquisitions discussed above in the General section. The sales of the operations connected with the restructuring in the quarter ended April 30, 1996, of last year accounted for a reduction of 3.2%. Atlanta Blue Print which was divested in the current quarter represented 0.2% of the increase. Rounding out the difference was an increase of 4.4% represented by operations that were included in both nine month periods as compared to the total Company sales for the period ended October 31, 1996. These same operations that were included in both nine month periods experienced a 4.9% growth in sales as compared to the sales of those same operations in the previous nine month period ended October 31, 1996.

COST OF SALES. Cost of sales, as a percent of sales, increased 1.2% as compared
--------------
to the quarter ended October 31, 1996. This increase primarily consisted of an adjustment $678,826 or 0.6% to write off raw material inventory which management anticipates disposing of, and $914,396 or 0.8% to record inventory spoilage on certain jobs in work in process. Without these two adjustments, the cost of sales experience would have been essentially the same for the quarter ended October 31, 1997. Cost of sales, as a percent of sales, increased 0.3%, for the nine months ended October 31, 1997, as compared to the same period last year. This increase was primarily caused by the same inventory adjustments described above. These adjustments, totaling $1,593,222, while the same in dollar amounts had a smaller effect on a percentage basis (0.5%) because of their reduced effect on nine months sales as compared to sales for the current quarter. Without these adjustments, cost of sales for the nine month period ended October 31, 1997, would have had a favorable improvement of 0.2% caused by stabilization of paper prices which has allowed our companies to more fully recover these costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and
---------------------------------------------
administrative expenses increased by $5.5 million or 2.7%, as a percentage of sales, for the three months ended October 31, 1997 and $6.8 million or 0.7% for the nine months ended October 31, 1997, as compared to the same periods last year. The increase in the three and nine months ended October 31, 1997 resulted primarily from (i) an increase of $972,086 in the provision for dilinquent accounts as several accounts deteriorated recently and management believes these will be uncollectible in the near term; and (ii) a $768,000 additional increase in the reserve for self insured portion of group insurance as a result of an analysis of the incurred but not reported claims as of October 31, 1997.
Selling and general administrative expenses for the quarter and nine months ended October 31, 1997 also included charges of $100,000 resulting from a current sales tax audit, certain other assets that were deemed to have no future value and charges related to the conversion of debentures and prepayment of the revolving loan agreement required by the change of control provision in the loan documents.

RESTRUCTURING CHARGE. A pre-tax $9,000,000 restructuring charge was booked in
---------------------
the quarter ended April 30, 1996. The after-tax effect of the charge was $6,026,500. The charge covered the costs associated with the sale of the Company's direct-mail subsidiary, Graphic Direct-Illinois and the closing of a commercial printing subsidiary, The Stein Printing Company, Inc.

LOSS ON SALE OF SUBSIDIARY.  In the quarter ended October 31, 1997, a charge in
---------------------------
the amount of $5,061,835 was recorded to provide for the loss on the sale of the Atlanta Blue Print Company subsidiary. See Footnote E in the Notes to Condensed Consolidated Financial Statements above for a discussion of these items.

INTEREST, OTHER INCOME AND EXPENSE-NET. Interest and other income-net, for the
---------------------------------------
quarter ended October 31, 1997, as a percentage of sales, are down 0.2% resulting from a $612,500 provision to cover estimated costs associated with the clean up of land fills in Massachusetts and South Carolina. Interest and other income and expense-net, for the nine months ended October 31, 1997, were comparable to the nine months ended October 31, 1996, except for the $612,500 provision referred to above.

INTEREST EXPENSE. Interest expense, as a percentage of sales, remained
-----------------
relatively the same for the three months ended October 31, 1997 as compared to the same period last year. For the nine months ended October 31, 1997, interest expense, as a percentage of sales, also remained approximately the same. This was primarily due to the fact that a small increase in rates and an increase in borrowings were offset by increases in the sales base for both the three and nine month periods ended October 31, 1997.

INCOME TAXES. The effective income tax rate, for the three months ended October
-------------
31, 1997, was not comparable to prior periods because the loss on sale of subsidiary was not tax effected. The effective tax rate, for the nine months ended October 31, 1997 was 66% compared to 49% for the nine months ended October 31, 1996. The 66% rate for the nine months ended October 31, 1997, resulted from the loss on sale of subsidiary not being tax effected. The higher tax rate for the nine months ended October 31, 1996 was due to the restructuring charge recorded at April 30, 1996, and discussed in the General section above in Results of Operations. A portion of the restructuring charge was related to the write-off of intangible assets which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

At October 31, 1997, the Company had approximately $100.9 million in working capital as compared to approximately $84.3 million at October 31, 1996. Capital expenditures for property, plant and equipment were approximately $27.1 million during the nine months ended October 31, 1997.

As discussed in the General and Subsequent Events sections, working capital will be provided by Wallace to fund future operating activities.

IMPACT OF INFLATION.
--------------------

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

SUBSEQUENT EVENTS.
------------------

The change of control resulting from the closure of the tender offer from Wallace, on October 31, 1997, triggered a technical default with the provisions of the revolving loan agreement between the Company and its lenders. This technical default was planned as a consequence of the transaction and the loans outstanding under the revolving loan agreement were paid in full on November 3, 1997, with proceeds from a grid loan to the Company from Wallace. The grid loan is payable on demand and bears interest at Prime.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM ONE - LEGAL PROCEEDINGS
----------------------------

  At October 31, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject.

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



DATE: December 12, 1997
      ------------------




                                 /s/ Mark C. Pope III
                                 ----------------------------------------
                                 Mark C. Pope III
                                 Chairman and Chief Executive Officer



DATE: December 12, 1997
      -----------------



                                 /s/ Martin C. Kendall
                                 --------------------------------------
                                 Vice President and Chief Financial Officer

                                  EXHIBIT 11





                           GRAPHIC INDUSTRIES, INC.
                   COMPUTATION OF EARNINGS PER COMMON SHARE

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            OCTOBER 31,               OCTOBER 31,
                                       --------------------       --------------------
                                         1997         1996          1997         1996
                                       -------      -------       -------      -------

Net income (loss)                     $(4,277,332)  $3,492,908  $ 2,548,179   $3,470,089

Add interest on 7% convertible
 subordinated debentures (1)               93,703      218,263      502,217      654,791
                                      -----------   ----------   ----------   ----------

  TOTAL                               $(4,183,629)  $3,711,171  $ 3,050,396   $4,124,880
                                      ===========   ==========  ===========   ==========
Shares (2)
 Primary
  Weighted average shares
   outstanding                         12,612,430   11,676,775   12,118,628   11,616,735
 Fully Diluted
  Add conversion of common
  share equivalents                       392,395       -           392,395        -
  Add common shares
   applicable to assumed
   conversion of 7%
   convertible sub-
   ordinated debentures                 1,164,619    1,279,200   1,186,092    1,279,200
                                      -----------   ----------  ----------   ----------
  Weighted average shares
   outstanding, as adjusted            14,169,444   12,955,975  13,697,115   12,895,935
                                      ===========   ==========  ==========   ==========

Primary earnings (loss) per share     $      (.37)  $      .30  $      .21   $      .30
                                      ===========   ==========  ==========   ==========

Fully diluted earnings (loss)
 per share (3)                        $      (.37)  $      .29  $      .21   $      .30
                                      ===========   ==========  ==========   ==========

(1) Net of income tax effect.
(2) No significant dilutive common stock equivalents were outstanding for the three and nine months ended October 31, 1996.
(3) Fully diluted earnings (loss) per share, as computed resulted in an increase in earnings per share for the nine months ended October 31, 1997 and a decrease in loss per share for the three months ended October 31, 1997 and thus primary earnings per share amounts were used.